Form 10-K
period 1995-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-04-01
CIK 723889

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                  -------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                  -------------

                    MICROFLUIDICS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                04-2793022
               --------                                ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     30 OSSIPEE ROAD, P.0. BOX 9101
         NEWTON, MASSACHUSETTS                         02164-9101
     ------------------------------                    ----------
(Address of principal executive offices)               (Zip Code)

                        COMMISSION FILE NUMBER:  0-11625

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 969-5452
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 26, 1996 was $8,564,822.

The number of shares outstanding of the registrant's Common Stock as of March 26, 1996 was 5,075,450 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1995. Portions of such proxy statement are incorporated by reference into Part III of this report.

ITEM 1.  BUSINESS:

COMPANY OVERVIEW:
- ----------------

     Microfluidics International Corporation ("Microfluidics" or the "Company"), through its wholly-owned subsidiaries, Microfluidics Corporation ("MFC") and MediControl Corporation ("MediControl"), which is currently inactive, specializes in producing and marketing proprietary Microfluidizer/(R)/ devices used for the creation of micro droplets and dispersions in liquid streams for very fine mixing and blending applications. Microfluidizer devices have wide-spread applications in the chemical processing, pharmaceutical, biotechnology, cosmetics and food processing industries.

     Microfluidizer equipment is used to formulate emulsions, dispersions and liposomes, and is used in cell rupture. Emulsions are intimate mixtures of oil and water (or other normally immiscible components). They are found in a broad variety of common products, including processed foods, medicines and photographic films. Dispersions are mixtures of fine solids suspended in liquids and are often employed in products such as inks, pigments and coatings. The Company believes that the processing technique of the Microfluidizer equipment enhances the stability and consistency of emulsions and dispersions due to the equipment's unique ability to consistently produce uniform micron scale particles in many applications. Liposomes are biodegradable, cell-like structures used to entrap medications or nutrients, and are typically used in cosmetics or pharmaceutical products. In addition, Microfluidizer equipment may be used in biotechnology applications to harvest, through cell rupture, the desired product contents of plant and animal cells.

     The Company was incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation. Its principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts, and its telephone number is (617) 969-5452.

THE TECHNOLOGY:
- --------------

     The Company's Microfluidizer devices are based on a patent and related technology that was licensed by MFC from Arthur D. Little & Co. in 1983 and subsequently purchased by MFC in 1985. The Company holds two United States patents related to the apparatus and process used to intimately mix liquids and disperse particulate solids in microemulsions.

     The Company's Microfluidizer is used in the processing industries to mix materials that are normally very difficult to mix. The Microfluidizer allows manufacturers in such industries as chemicals, pharmaceuticals, cosmetics, biotechnology and food processing, to produce higher quality products with better characteristics on a more consistent basis than with other blending and mixing techniques.

     In the Microfluidizer, two or more ingredients are pumped into the device under high pressure. The fluid streams are then injected at very high speeds into the proprietary interaction chamber where the particles collide and interact. This collision of fluids causes the thorough mixing and integration of the component ingredients. The result is a uniform, consistent, lump-free product which can be anything from paint to a vaccine. The process can also be used in biotechnology cell-rupture applications. The precision with which the Microfluidizer can be used to break up materials allows the encapsulating cell wall to be ruptured without damage to or contamination of the cell contents. The advantage of Microfluidics' equipment is its ability to: (i) reduce the particle size of ingredients to minute levels using extremely high pressures (up to 40,000 pounds per square inch ("psi"); and (ii) precisely control the process so all component ingredients are uniformly affected by interaction.

     The Company believes its patented Microfluidizer device, with its unique ability to consistently produce micron and sub-micron-size particles, allows users to manufacture new and improved formulations with enhanced product stability and formulation consistency. The Company's technology is distinguished by its ability to provide uniform treatment of all elements of a formulation. A fixed geometry mixing chamber and consistent pressure pump technology result in high intensity forces of shear (flow), impact and cavitation (vapor bubble implosion) in the interaction chamber. The process stream can operate at near constant pressures of up to 40,000 psi. In contrast, the Company believes that other mixing technologies are limited by non-uniform pressure and variable geometry processes, which generally have much lower practical operating pressures and result in less uniform formulations that are inferior to those produced with the Microfluidizer.

     The Company believes that its proprietary interaction chamber differentiates its equipment from the equipment of its competitors. In the Company's equipment, all processed material must flow through fixed channels under constant pressure to a confined liquid collision zone. The resulting shear, impact and cavitation forces uniformly affect all materials in the zone, reducing the size of droplets or particles in the material flow to a uniform micron-size scale. Smaller and more uniform particles result in increased surface area that can substantially improve the compatibility of formulation ingredients, allowing a much higher level of intimate mixing and homogeneity.

     Among the many benefits provided by the Microfluidizer process for various industries are:

     *  extended shelf life
     *  enhanced flavor and texture
     *  consistent color and fragrance
     *  improved delivery of drugs and cosmetics
     *  elimination of additives and solvents
     *  more uniform product appearance
     *  more effective (higher yield) cell rupture

     In February 1995, the Company introduced the Diamond Interaction Chamber as a product enhancement to the Microfluidizer. This chamber uses diamond surfaces in the high wear regions of the chamber, rather than the Company's proprietary ceramic materials. While the standard ceramic interaction chamber is generally acceptable for most applications, the Diamond Interaction Chamber was designed to reduce wear in the chamber from applications that introduce abrasive materials into the process stream, such as metal oxides, and cause significant wear to areas of high energy transfer. Proprietary material preparation, machining and assembly methodologies for the Company's Diamond Interaction Chamber were developed during 1993 and 1994.

     The Company believes that the equipment of its competitors generally incorporate mechanical components in the mixing valves that move continually during processing, allowing variable size particles to pass through and resulting in non-uniform, inconsistent products. In contrast, the Company's equipment contains no in-line moving parts in the high energy mixing zone. In addition, while the Company believes that competing equipment frequently needs to repeat a mixing process cycle (pass), Microfluidics' equipment can achieve results that are similar to its competitor's results with fewer mixing processes. An additional advantage of the Microfluidizer equipment is that it can be scaled up to larger, higher volume product requirements in a reliable manner.

COMMERCIAL APPLICATIONS:
- -----------------------

     The Microfluidizer equipment can be used to mix and formulate emulsions, dispersions and liposomes, and for cell rupture.

     Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions make up many products, such as processed foods, medicines, photographic films, hydraulic fluids and polymers. The Company believes that, generally, an emulsion processed with a Microfluidizer unit will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are needed to enhance product stability.

      Dispersions are mixtures of fine solids suspended in liquid so that the two do not separate readily after processing. Similar to emulsions, dispersions are used in a variety of consumer and industrial products, including pigments for paints and inks, iron oxide for magnetic tapes and mascara, phosphorescent coatings for TV screens and fluorescent lamps, barium titanate for capacitors, toners and inks, aluminum hydroxide (antacid) and ketchup.

      Liposomes are biodegradable cell-like structures, formed from materials such as cholesterol and lecithin, that can be used to entrap medications or nutrients. Pharmaceutical and cosmetic manufacturers use liposomes as a delivery system to target active ingredients for specific anatomical sites and to prolong their efficacy. To date, liposomes have been used commercially primarily in the area of medical diagnostic agents and cosmetics. Applications include the encapsulation of dye to be used as a marker in medical diagnostic tests and the encapsulation of ingredients for deeper skin penetration, as well as pharmaceutical, food and specialized agricultural applications.

      In the biotechnology industry, Microfluidizer equipment is currently used to harvest, by cell rupture, the contents of plant or animal cells. The precision with which the Microfluidizer can be used to break up materials allows the encapsulating cell wall to be ruptured without damage to or contamination of the cell contents. As a result, the Microfluidizer equipment minimizes the amount and presence of cell wall debris, thus resulting in maximum yields.

      With the introduction of the Diamond Interaction Chamber, the Company has targeted the markets for processing abrasive materials by wet milling and wet grinding, which cause the deagglomeration and dispersion of these materials into slurries.

      The Company continually seeks to expand the applications for which the Microfluidizer technology can be used. The Company is exploring other applications for the Microfluidizer technology in research and licensing arrangements with Worcester Polytechnic Institute ("WPI") and Catalytica, Inc. ("Catalytica"). See "Research and Development".

THE PRODUCTS:
- ------------

      Microfluidics currently manufactures and markets the following lines of equipment that range in price from $9,000 to $500,000:

      The HC Series:  The HC Series, also known as "Homogenizers," is a
      -------------
laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer's product with greater flow rates than the more energy intensive Microfluidizers. Operating pressures of products in the Company's HC Series can range from under 500 psi to as high as 8,000 psi, and will process as much as two liters of fluids per minute.

      The 110 Series:  The 110 Series, a laboratory product line, is designed
      --------------
primarily for research and development applications. The original pneumatically driven laboratory-scale Microfluidizer has been supplemented by a newer, more costly, electrically driven unit. Standard models can operate at pressures as high as 25,000 psi and have a flow rate that exceeds one-half of a liter of product per minute.

      The M-140K:  The M-140K, introduced in June of 1994, is a laboratory-
      ----------
scale unit developed for customers in chemical, biotechnology, pharmaceutical, cosmetic and food processing industries who require elevated operating pressures to achieve better performance. The M-140K can achieve operating pressures up to 40,000 psi. The M-140K has a built-in hydraulic system and utilizes a double ended intensifier pump that provides a highly uniform pressure profile. It has been designed with important safety features such as an explosion proof motor, starter and electrical controls.

      The 210 Series:  The 210 Series is primarily marketed to manufacturers who
      --------------
have created a successful new or improved formulation on a 110 series unit and would like to increase their productive capacity. The 210 Series unit is typically used for testing formulations at greater volume levels before initiating full scale production. For some customers (such as pharmaceutical product manufacturers), the 210 series may have the capacity to function as a production unit.

     The 610 Series:  The 610 Series consists of custom built models used for
     --------------
large-scale manufacturing. These units have flow rates of up to 50 gallons per minute and generate operating pressures up to 40,000 psi.

MARKETING AND SALES:
- -------------------

      The Company's strategy is to sell laboratory Microfluidizer systems such as the 110 Series or the M-140K into customers' research and development departments where chemists, formulators, scientists and process engineers are searching for new and better formulations of their products. If the laboratory Microfluidizer systems are accepted, Microfluidizer systems such as the 210 Series or the 610 Series are introduced into a customer's operations department where a customer may use Microfluidizer technology for production levels of its new or improved products.

      Marketing is conducted through advertising, direct mail, seminars, trade shows and telemarketing. In addition, the Company has an active program of field demonstrations, as well as demonstrations to potential users in the Company's applications laboratory. International distributors and sales agents are supported with trade advertising, collateral literature and trade show materials. The distributors also advertise directly on their own behalf and attend regional and international trade shows. As an aid to the marketing and sales activity for the equipment, the Company provides a complete applications testing laboratory service. This service includes free processing and analysis of a prospective customer's sample formulation. Additionally, a prospective customer may pay for subsequent laboratory time and services on a fee for services basis, which includes equipment rentals.

      Foreign sales, in general, contributed approximately $2,498,000, representing approximately 47% of total revenues in 1995. Sales in Asia contributed approximately $1,514,000, or 29%, of revenue in 1995. Sales in Europe contributed approximately $984,000, or 19%, of revenue in 1995.

CUSTOMERS:
- ---------

      The Company's customers are companies with processing needs in the chemical, pharmaceuticals, food, cosmetic and biotechnology industries, including E.I. DuPont, Polaroid, Kodak, 3M, Burroughs-Wellcome, Chiron, PPG, Amgen, Genentech and Hershey. Mizuho Industrial Co., a distributor, accounted for 21% of revenues in 1995. One other customer (PPG) accounted for 10% of revenues in 1995. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's results of operations.

COMPETITION:
- -----------

      The Company believes that its Microfluidizer equipment competes with high and low pressure homogenizers and high energy mechanical dispersing equipment. Homogenizers are directly descended from the first milk homogenizer, introduced around 1900. Mechanical dispersers employ high shear technology, which consists of blades rotating in a vessel containing the material to be dispersed. The Company believes that machines produced by other manufacturers have, in general, more moving parts and operate at lower pressures and at less intense energy. Colloid mills are also used to produce emulsions and dispersions. Other types of rotor-stator mixing equipment, which are sometimes referred to as low-shear mixers, are generally not competitive in function with the Company's equipment, but may be useful in pre-mixing product for subsequent processing by other means.

      With respect to emulsions, the Company believes that, generally, an emulsion processed with a Microfluidizer unit will exhibit improved stability characteristics and require reduced concentrations of costly emulsifying agents. Competing homogenizer equipment operates by impacting the pressurized ejection of a formulation upon a ring of metal. The Company believes that these devices have several operational disadvantages, including variable treatment of formulation elements, particle size reduction limitations, cleaning difficulty, energy inefficiency and imprecise temperature control.

      With respect to dispersions, the available competing equipment ("media mills") uses milling media (beads of ceramic, metal, etc.) to facilitate dispersion of the solid component in the liquid. This technology, however, often results in crushed formulation particles. In contrast, the Microfluidizer process does not damage the primary solid. In addition, when using a media mill, the media used is often fragmented in the mixing process, thus contaminating the final dispersion. Using its fluid stream mixing process, the Microfluidizer unit avoids the need for an additional processing step to remove such impurities.

      The Company believes that most competing technologies in cell rupture processing frequently contaminate the cell contents with membrane debris and/or by introducing contamination from media breakdown, requiring additional downstream separation and purification and resulting in lower yield. Further, such technologies usually require multiple passes to adequately process cells.

      There are several competing technologies that can be used to manufacture liposomes. However, the Company believes that these production methods suffer from their lot size limitations, lack of consistency, requisite use of detergents or emulsifiers and an inability to operate in a continuous process mode. In addition, to the Company's knowledge, only the Microfluidizer system has demonstrated the ability to produce small, uniform, unilamellar (single membrane) liposomes on a commercial production scale.

RESEARCH AND DEVELOPMENT:
- ------------------------

      The Company's research and development efforts are focused on developing new mixing techniques for the process industries and further enhancing the functionality, reliability and performance of existing products. Research and development costs were $691,446 in 1995.

COOPERATIVE RESEARCH ARRANGEMENTS:
- ---------------------------------

      The Company subsidizes research and development activities centered around Microfluidizer technology at a number of research universities. Currently, the Company is subsidizing research and development in the following fields at the following universities: The University of Massachusetts, Lowell - biotechnology; Lehigh University - polymer chemistry; University of Lavaal (Quebec) - food science; Worcester Polytechnic Institute ("WPI") - catalytic chemistry; Rutgers University - ceramics; and Purdue University - pharmaceuticals. In addition to their research activities, these universities provide the Company with contacts at industrial companies that may utilize the Microfluidizer technology.

      Worcester Polytechnic Institute (WPI)
      -------------------------------------

      The Company has supported research and development at WPI since 1988. In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for commercial applications the Microfluidizer process technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advance ceramic materials; and
(iii) the destruction of volatile organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued in the United States in 1995. Patent issuance for these process technologies is either pending or in the latter stages of prosecution in several foreign jurisdictions.

      Based upon market research and technical evaluation to date, the Company is focusing its activities on the synthesis of advanced zeolite and metal oxide catalysts using the WPI process technology. A catalyst is a substance that initiates, accelerates and determines the course of a chemical reaction. The Company believes that properties of proprietary catalysts may improve industrial process economics by making more efficient use of raw materials, reducing energy requirements and increasing product yields. The Company believes that the catalytic materials produced by the Microfluidizer process may result in improved efficiency and extended life, compared with conventional catalysts.

     Catalytica, Inc.
     ----------------

     In 1993, the Company entered into a licensing agreement with Catalytica, Inc. and WPI, and concurrently formed a collaboration with Catalytica. WPI granted to Microfluidics and Catalytica, jointly, an exclusive, worldwide license to develop and commercialize the Microfluidizer process technology developed at WPI for the synthesis of nanometer size, high purity, solid state metal oxide materials. Microfluidics and Catalytica are currently focusing on technically refining this process with the objectives of producing advanced catalyst for resale or licensing the process to catalysts manufacturers.

      In November of 1994, the Company and Catalytica were jointly awarded a $2 million matching funds grant under the Advanced Technology Program of the United States Department of Commerce's National Institute of Standards and Technology. The Advanced Technology Program is designed to assist in funding emerging, economically important projects with well defined research and development, technology and business objectives. The grant was awarded to the Company and Catalytica to develop and demonstrate the ability, using patented Microfluidizer equipment, to synthesize nanometer size catalysts providing enhanced performance for use in the chemical and petroleum refining industries. The project targets three types of nanometer-size catalysts: mixed metal oxides used in chemical manufacturing, non-crystalline zeolites used for petrochemical production and colloidal catalysts used for processing by the petroleum refining industry. During the remaining two years of the project, the Company has budgeted expenditures of approximately $320,000 and $350,000, respectively. Under this grant, the Company will be reimbursed 48% of its expenditures. The first year of the project sought to demonstrate technical aspects such as synthesis techniques and catalyst performance, followed by prototyping proof of principle and scale up for pilot production in year two, and customer evaluation in year three. There can be no assurances that this project will result in technology useful for the chemical and petroleum refining industries or that any revenue will be generated from the results of this project.

     In connection with the Catalytica cooperative venture, the Company has provided its equipment to the University of Illinois (Champagne Urbana) for research in the area of cavitational processing.

PATENTS AND PROPRIETARY RIGHTS PROTECTION:
- -----------------------------------------

     To protect its proprietary rights, the Company relies on a combination of U.S. patent laws, trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical measures, including x-ray transparent components and a tamper-resistant, self-contained interaction chamber. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. In addition, the Company has not sought patent or trademark protection for its interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. The Company's process patent expires March 13, 2007 and its equipment patent expires August 6, 2002.

MANUFACTURING
- -------------

      At present, the Company subcontracts the manufacture of many of the components of its equipment to many third parties, with the Company undertaking the remaining fabrication, assembly and performance testing. The Company has selected certain primary suppliers based upon pricing terms and the quality of their products. The Company believes that there are adequate available alternate manufacturing sources and suppliers for the Company's components and raw materials.

GOVERNMENT REGULATION:
- ---------------------

      Certain of the Company's customers utilize the Microfluidizer equipment in processes and production that are subject to governmental regulation. For example, the manufacturing and marketing of pharmaceutical products requires the approval of the Food and Drug Administration ("FDA") within the United States and of comparable agencies in foreign countries. The FDA has established mandatory procedures, safety standards and protocols that apply to the manufacture, clinical testing and marketing of new pharmaceutical products in the United States. The process of seeking and obtaining FDA approval of a new product often takes a number of years and often involves the expenditure of substantial resources. The FDA approval process contributes to the extremely long lead times that are attendant to manufacturing equipment orders for these applications.

      Further, in addition to product approvals, the FDA imposes requirements as to manufacturing practices, record keeping and reporting ("Good Manufacturing Practices" or "GMP"). GMP-regulated companies are subject to inspections by the FDA (inclusive of Microfluidizer equipment) and product approvals may be withdrawn if GMP are not met.

      At present, the Company's customers include several companies who are making FDA approved drugs and preparations for external use and a few companies who utilize Microfluidizer equipment for the formulation or production of FDA approved parenteral (injectable) drugs or compounds.

      Various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the purchase, storage, movement, import and export, use and disposal of harmful or potentially harmful substances that may be used in connection with the Company's research work are or may be applicable to its activities. These laws include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations and other present and possible future local, state or Federal regulation. The extent of adverse governmental regulation which might result from future legislation or administrative action cannot be accurately predicted. Certain agreements that may be entered into by the Company involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

BACKLOG:
- -------

      The Company's backlog of accepted and unfilled orders at March 26, 1996 and March 20, 1995 was $635,697 and $435,627, respectively. Revenue is not recognized until equipment is shipped. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

EMPLOYEES:
- ---------

      The Company has approximately 35 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be excellent. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

ITEM 2.  PROPERTIES

      The Company rents approximately 32,000 square feet of offices, production and research and development facilities in Newton, Massachusetts for administrative, development and production activities at an annual expense of approximately $150,000. The lease term expires on May 31, 1998. The Company believes that this facility will be adequate for operations for the next three years.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Until January 17, 1994, the Company's Common Stock was traded on the Nasdaq Small Cap Market. Thereafter, the Company's Common Stock was traded on the Nasdaq Stock Market under the symbol MFIC. The following table sets forth the range of quarterly high and low bid quotations for the period from January 1, 1994 to December 31, 1995, as furnished by the National Association of Securities Dealers Automated Quotation System. The quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Quarters Ended      12/31     9/30    6/30    3/31    12/31   9/30    6/30    3/31
                    1995      1995    1995    1995    1994    1994    1994    1994

Common Stock
Low                 1-15/32   2-7/8   3-1/8   3-1/2   3       4       4-1/2   5
High                3-5/8     4-3/8   4-3/8   4-3/8   4-5/8   5-5/8   6-3/4   7-1/2

     As of March 26, 1996 there were approximately 486 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its capital stock and presently anticipates that no dividends on its Common Stock will be declared in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. In addition, the Company's arrangement with its commercial lender prohibits the payment of dividends without prior approval.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below is derived from the consolidated financial statements of the Company for the five years ended December 31, 1995. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related notes included elsewhere in this Form 10-K.

SELECTED INCOME STATEMENT DATA


                                           Year Ended        Year Ended       Year Ended        Year Ended        Year Ended
                                           December 31,     December 31,     December 31,      December 31,      December 31,
                                               1995            1994              1993              1992              1991
Total Revenues........................      $ 5,273,399      $7,298,416       $6,778,098        $4,496,645        $2,766,102
Operating expenses....................        6,556,747       6,796,397        5,897,569         4,085,009         3,245,749
Operating income (loss)...............       (1,283,348)        502,019          880,529           411,636          (479,647)
Net interest..........................           98,675          43,608           23,705             6,977           (14,826)
Gain on sale of investments and
 assets...............................          174,776                          34,096            94,599
                                            -----------      ----------       ----------        ----------        ----------
Net income (loss) before taxes and
 extraordinary item...................       (1,009,897)        545,627          938,330           513,212          (495,689)
Income tax benefit (provision)........       (1,107,422)        791,058          (55,979)         (211,058)           21,649
Net income (loss) before
 extraordinary item and cumulative
 effect of accounting change..........       (2,117,319)      1,336,685          882,351           302,154          (474,040)

Extraordinary item....................                                                             186,807
Cumulative effect of change in
 accounting for income taxes..........                                           290,609
                                            -----------      ----------       ----------        ----------        ----------
Net income (loss).....................      ($2,117,319)     $1,336,685       $1,172,960        $  488,961        $ (474,040)
                                            ===========      ==========       ==========        ==========        ==========

Net income (loss per primary share
 before extraordinary item and
 cumulative effect of an
 accounting change....................      $      (.43)     $      .26       $      .20        $      .08        $     (.15)
Extraordinary item per primary
 share................................                                                                 .05
Cumulative effect of change in
 accounting for income taxes per
 primary share........................                                               .07
                                            -----------      ----------       ----------        ----------        ----------
Net income (loss) per primary share...      $      (.43)     $      .26       $      .27        $      .13        $     (.15)
                                            ===========      ==========       ==========        ==========        ==========
SELECTED BALANCE SHEET DATA

Working Capital.......................      $ 5,599,714      $6,626,006       $5,758,763        $2,371,938        $1,590,703
Total Assets..........................        6,715,986       9,192,505        7,455,910         3,714,664         2,365,628
Long term obligations.................                                                                            $  722,780
Stockholders' equity..................      $ 6,029,081      $8,069,524       $6,467,414        $2,735,827        $1,301,918

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW
     --------

     1995 was a year of conscientious change in strategy and in the way that the Company conducts its business. What was expected to be a year of both growth and profitability, based upon investments made in 1994, did not materialize.

     The most significant factor that affected 1995 results from operations was a 28% decline in revenue from the previous year level. This revenue decline was primarily in North America and was reflected in lower system shipments in most product line categories. Fourth quarter sales rose to higher levels than those posted in the third quarter.

     Significant management changes took place in 1995. In July, the Company's President resigned. Michael A. Lento was appointed President in September 1995. Mr. Lento had been Vice President of Marketing at the Company since September 1994 and prior to that had managed the Company's cooperative venture with Catalytica, Inc. Subsequent management changes have included the resignation of the Company's Vice President of Engineering, Vice President of Sales, and Controller. The Controller position has been filled and the Company is currently interviewing candidates for the other positions.

     Within the Unites States in 1995, the Company shifted from a predominantly direct sales force to the appointment and use of manufacturers representatives and sales agents with previous experience in the sale of materials processing equipment. Sales activity and performance in the Company's overseas markets remain stable and in Europe are showing signs of growth. The Company has strengthened its relationships with its existing distributors in Asia. In Europe, the Company has replaced a number of sales agents that were not performing at acceptable levels, while also appointing several additional sales agents. The Company's new sales agents, together with the efforts of the Company's resident European manager in Frankfurt, have increased the Company's activities in Europe and the Company believes that it can achieve significant growth in this market.

     The Company's cash and cash equivalent position rose in 1995 by almost $230,000 to over $1,900,000. In light of the Company's debt-free balance sheet, the Company believes that it has adequate resources and reserves to allow it to accomplish its business plan.

     The Company has adopted a customer-focused approach to reaching a broader market base with its message of "Innovation through Microfluidizer/(R)/ technology".

RESULTS OF OPERATIONS

     FISCAL 1995 COMPARED TO FISCAL 1994
     -----------------------------------

     Total revenue for fiscal 1995 was $5,273,399, as compared to $7,298,416 in fiscal 1994, a decrease of $2,025,017, or approximately 28%. This decline was primarily the result of a decrease in North American revenues from approximately $4,753,000 in 1994 to $2,775,000 in 1995.

     Sales of both the 110 Series and 210 Series decreased by approximately $857,000 from 1994 to 1995. In addition, the Company's sale of large volume production units in fiscal 1995 was two units, down from five units in fiscal 1994, and represented a decrease of approximately $840,000. Foreign revenue for the year was $2,497,248, representing approximately 47% of total revenue, as compared to $2,543,566 or 35% of total revenue in fiscal 1994. The increase in foreign revenues as a percentage of sales was significantly impacted by a corresponding decrease in North American sales.

     Cost of goods sold for fiscal 1995 was $2,813,801, or 53% of revenue, as compared to $2,968,030, or 41% of revenue, in fiscal 1994. This increase was primarily the result of an increase in material costs and direct labor as a percentage of sales, and the write off of obsolete inventory. The Company's product lines each have different profit margins, as well as multiple profit margins within each product line. In year-to-year comparisons, there may be significant changes in the cost of goods sold as a percentage of revenue, depending on the mix of products sold. Generally, full scale production units yield lower profit margins than laboratory or pilot production units and electric hydraulic units yield lower profit margins than air driven units.

     Operating expenses for fiscal 1995 were $3,742,946 as compared to $3,828,367 for fiscal 1994, a decrease of $85,421, or 2%. Research and development expenses decreased to $691,466 in fiscal 1995 from $762,620 in fiscal 1994, primarily due to a grant reimbursement from the United States Department of Commerce in the amount of $118,638 for 1995 in connection with the Company's continued research efforts with Worcester Polytechnic Institute and Catalytica, Inc. Sales and Marketing expenses increased to $1,895,274, or 36% of revenue, from $1,764,060, or 24% of revenue, in fiscal 1994 as a result of the Company's continued efforts to expand and strengthen its sales force. General and administrative expenses deceased to $1,156,206 in fiscal 1995 from $1,301,687 in fiscal 1994.

     Interest income increased 115% to $98,675 in fiscal 1995 from $43,608 in fiscal 1994, reflecting the amount of cash available for investment due to the collection of accounts receivable in 1995. There were no interest expenses incurred in either fiscal 1995 or fiscal 1994.

     In fiscal 1995, the Company recognized a gain of $93,239 on the sale of a portion of its holdings in PolyMedica Industries, Inc. The market value for the remaining 13,940 shares owned by the Company at December 31, 1995 was $83,640.

     On December 27, 1995, the Company sold to ChemMark Development, Inc. ("ChemMark") its business of manufacturing and distributing proprietary cosmetic liposomal formulations, sold under the trade name Dermasome/(R)/. In return for ChemMark's payment of $50,000, the Company transferred to ChemMark its Dermasome/(R)/ trademark, its customer list, its products list, all unfilled Dermasome/(R)/ orders, and all products and product literature. Additionally, the Company granted to ChemMark a two year, world-wide, exclusive license to use the Company's proprietary technology and know-how to manufacture and distribute Dermasome products. In exchange, the Company received a one-time, non-refundable $50,000 rights grant acquisition fee, and the payment over the license term of a percentage royalty equal to ten percent (10%) of the net sales realized by ChemMark on the sale of products derived from the Company's technology. Notwithstanding the amount of such percentage royalty, ChemMark is obligated to pay a minimum royalty payment in the amount of $100,000, payable in 22 equal monthly installments of $4,167.67, with a final payment of $8,333.34 due upon the second anniversary of the agreement. As security for ChemMark's performance of its obligations to the Company, the Company retains a security interest in the Trademark. The Company recognized a gain of $81,537 upon the sale of the Dermasome/(R)/ business.

     The tax provision of $1,107,422 principally results from the recording of a valuation allowance for net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, which may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The cash and cash equivalents balance at December 31, 1995 was $1,903,418, an increase of $229,607 from the December 31, 1994 balance of $1,673,811. This increase was the result of a reduction in accounts receivables (from $2,991,184 at December 31, 1994 to $1,751,199 at December 31, 1995, a decrease of 41%) of over $1,197,000, as well as proceeds of $100,000 related to the sale and license transaction related to the Dermasome/(R)/ business and a $93,239 gain on the sale of 10,000 shares of PolyMedica Industries, Inc. stock. The Company continues to maintain a line of credit with the Bank of Boston equal to the lesser of $750,000 or 80% of the domestic accounts receivable that are less than 60 days old. The available line, as of March 26, 1996, was $276,796. The accounts receivable balance as of March 26, 1996 was $1,222,973. Inventory decreased by 14% due to a decrease in sales and improved controls over inventory levels. Accounts payable decreased by 48% primarily due to a decrease in inventory.

     The Company may, from time to time, consider acquisition of complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any such acquisitions. The Company believes that anticipated cash flows from operations and current sources of liquidity will be adequate to fund operations for at least the next year.


     FISCAL 1994 COMPARED TO FISCAL 1993
     -----------------------------------

     Total revenue increased $520,318, or approximately 8%, to $7,298,416 in fiscal 1994 from $6,778,098 in fiscal 1993. This increase was primarily the result of a 27% increase in the sale of electric hydraulic laboratory and pilot production units and related spare parts over fiscal 1993 levels. The Company's sale of five full production units in fiscal 1994 was down from eight such sales in fiscal 1993. Foreign revenue for the year was $2,543,566, representing approximately 35% of total revenue, as compared to $2,286,994, or 34% of total revenue, in fiscal 1993. The increase in foreign revenues was significantly impacted by one additional sale of a full scale production unit.

     Cost of goods sold for fiscal 1994 was $2,968,030, or 41% of revenue, as compared to $2,922,298, or 43% of revenue, in fiscal 1993. Operating expenses for fiscal 1994 were $3,828,367, as compared to $2,975,271 for fiscal 1993, an increase of $853,096, or 29%. Research and development expenses increased 78% to $762,620 in fiscal 1994 from $427,568 in fiscal 1993, primarily due to a $180,000 expenditure in connection with the Company's continued research efforts with Worcester Polytechnic Institute and Catalytica, Inc. and the Company's internal developments, including the Diamond Interaction Chamber and a number of design enhancements to its existing products. Sales and marketing expenses increased 39% to $1,764,060 (24% of revenue) in fiscal 1994 from $1,268,804 (19%
of revenue) in fiscal 1993. This increase resulted from the Company's efforts in 1994 to expand and strengthen its sales force. General and administrative expenses increased 2% to $1,301,687 in fiscal 1994 from $1,278,899 in fiscal 1993.

     Interest income increased 84% to $43,608 in fiscal 1994 from $23,705 in fiscal 1993, reflecting the amount of cash available for investment due to the private placement the Company completed in fiscal 1993. There were no interest expenses incurred in either fiscal 1994 or fiscal 1993.

     In fiscal 1993, the Company recognized a gain of $34,096 on the sale of a portion of its holdings in PolyMedica Industries, Inc. There were no sales of these shares in fiscal 1994. The market value for the remaining 23,940 shares owned by the Company at December 31, 1994 was $104,738.

     In 1993 the Company adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax assets (net of any valuation allowance) and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities using the expected tax rates in effect for the year in which the differences are expected to reverse. The effect of adopting SFAS 109 resulted in a cumulative increase in book income of $290,609 for 1993.

     The Company's provision/(benefit) for income taxes was due mainly to its continued profitability through 1994. Therefore, the majority of prior years valuation allowance under SFAS 109 was no longer required. The deferred benefit related to the release of the valuation allowance for 1995 was $728,151.

     The accounts receivable balance at December 31, 1994 was $2,991,184, an 85% increase over the balance of $1,616,208 at December 31, 1993. The majority of this increase was due to sales for full scale production units in the latter half of the fourth quarter of 1994, which are on different payment terms. The accounts receivable balance as of March 20, 1995 was $1,208,092. Inventory increased by 57% due to anticipated fourth quarter orders that did not materialize. Accounts payable increased by 32%, primarily due to the increase in inventory. Customer advances decreased by approximately 40% primarily because advance payments received in 1993 were offset against final invoices issued when full scale production units were shipped in 1994. The customer advance represented an overpayment on behalf of a customer.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), will require the Company to either elect expense recognition or the disclosure-only alternative for stock-based employee compensation. SFAS 123 must be adopted in the

Company's 1996 financial statements with comparable disclosures for the prior year. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure-only alternative and, accordingly, this standard will have no impact on the Company's results of operations or its financial position.

BUSINESS OUTLOOK

     This report contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company and its subsidiaries appear on the following pages of this Form 10-K.

                                                                    Page

Report of Independent Accountants                                 F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994      F-2 & F-3

Consolidated Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993                              F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                              F-5

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1995, 1994 and 1993          F-6

Notes to Consolidated Financial Statements                        F-7

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
- ---------

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS
- ------------------

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1995.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)1. CONSOLIDATED FINANCIAL STATEMENTS.

           The following financial statements are included in Item 8:

                Consolidated Balance Sheets as of December 31, 1995 and 1994

                Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

                Notes to Consolidated Financial Statements

                Report of Independent Accountants

    (a)2.  FINANCIAL STATEMENT SCHEDULES.

           All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

    (a)3.  LIST OF EXHIBITS.

   Exhibit
   Number   Description of Exhibit
   ------   ----------------------

   3.3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and incorporated herein by reference).

   3.3(b) By-Laws for the Company, as amended (filed as Exhibit 3(b) to Registration Statement No. 2-85290 on Form S-1 and Incorporated herein by reference).

   3.10(a) 1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

   3.10(b) 1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

   3.10(c) 1989 Non-Employee Directors Stock Option Plan (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

   3.10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.1 to Form 8-K filed on December 27, 1993 and incorporated herein by reference).

   3.10(e) Lease for 30 Ossipee Road, Newton, Massachusetts dated April 22, 1993 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10(e) to the

            Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   3.10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1993 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   3.10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   3.10(h) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

  *3.10(i)  Agreement, dated July 27, 1995, between Microfluidics
            International Corporation and Michael T. Rumley.

  *3.10(j) Letter, dated August 16, 1995, from Microfluidics International Corporation to Michael T. Rumley.

  *3.10(k) Letter, dated December 31, 1995, from Microfluidics International Corporation to Irwin J. Gruverman.

  *3.10(l) Warrant for the Purchase of Shares of Common Stock, dated July 15, 1993, in favor of Ladenburg, Thalman & Co. Inc.

  *3.21     Subsidiaries of the Registrant.

  *3.24     Consent of Coopers & Lybrand L.L.P.

  *3.27     Financial Data Schedule
_____________________
 * Filed herewith


    (b)   REPORTS ON FORM 8-K.

          Not applicable.

    (c)   EXHIBITS.

          The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14(a)(3) as set forth above.

    (d)   FINANCIAL STATEMENT SCHEDULES.

          See (a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and
Stockholders of Microfluidics
International Corporation:

We have audited the accompanying consolidated balance sheets of Microfluidics International Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microfluidics International Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                    COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 23, 1996

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                           1995        1994
                                                        ---------   -----------

ASSETS

Cash and cash equivalents                               $1,903,418   $1,673,811
Marketable securities (Note C)                              83,640      104,738
Accounts receivable (less allowance of $47,382
    and $5,464 in 1995 and 1994, respectively)           1,751,199    2,991,184
Other receivables                                           29,820       26,838
Inventory (Note D)                                       2,456,389    2,844,689
Prepaid expenses                                            62,153      107,727
                                                        ----------   ----------
    Total current assets                                 6,286,619    7,748,987
Equipment and leasehold improvements, at cost
    Furniture, fixtures and office equipment               297,228      219,450
    Machinery and equipment                                223,829      198,706
    Leasehold improvements                                 111,249      110,403
                                                        ----------   ----------
                                                           632,306      528,559
Less:  Accumulated depreciation and amortization          (457,910)    (418,637)
                                                        ----------   ----------
                                                           174,396      109,922
Patents, licenses and other intangible assets (net of
    accumulated amortization of $296,218 in 1995
    and $369,476 in 1994 (Note E)                          254,971      229,062

Deferred tax asset (Note I)                                           1,104,534
                                                        ----------   ----------
    Total assets                                        $6,715,986   $9,192,505
                                                        ==========   ==========

   The accompanying notes are an integral part of the financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                             December 31,
                                                           1995        1994
                                                        ---------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                  $   513,640  $   994,005
Accrued compensation                                       124,555        6,433
Accrued vacation pay                                        48,710       62,300
Income taxes payable                                                     12,243
Customer advance                                                         48,000
                                                       -----------   ----------
    Total current liabilities                              686,905    1,122,981
Commitments and contingencies (Note L)

Stockholders' equity (Notes G, J and K)

    Common Stock, par value $.01 per share,
    20,000,000 shares authorized; 5,058,203
    and 5,021,348 shares issued and outstanding
    in 1995 and 1994, respectively                          50,582       50,212

Additional paid-in capital                              10,319,350   10,254,572
Accumulated deficit                                     (3,969,920)  (1,852,601)
Unrealized appreciation on marketable securities            83,640       62,843
Less:  Treasury Stock, at cost, 107,019 and 101,839
    at December 31, 1995 and 1994,
    respectively (Note J)                                 (454,571)    (445,502)
                                                       -----------  -----------
    Total stockholders' equity                           6,029,081    8,069,524
                                                       -----------  -----------
     Total liabilities and stockholders' equity        $ 6,715,986  $ 9,192,505
                                                       ===========  ===========


The accompanying notes are an integral part of the financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended December 31,
                                                                    1995          1994         1993
                                                                -----------    ----------   ----------
Revenues                                                        $ 5,273,399    $7,298,416   $6,778,098

Cost of goods sold                                                2,813,801     2,968,030    2,922,298
Research and development                                            691,466       762,620      427,568
Selling, general and administrative                               3,051,480     3,065,747    2,547,703
                                                                -----------    ----------   ----------
Total cost and expenses                                           6,556,747     6,796,397    5,897,569
                                                                -----------    ----------   ----------

Income (loss) from operations                                    (1,283,348)      502,019      880,529

Interest income                                                      98,675        43,608       23,705
Gain on sale of investments (Note C)                                 93,239                     34,096
Gain on sale of assets (Note N)                                      81,537
                                                                -----------    ----------   ----------
Income (loss) before income taxes                                (1,009,897)      545,627      938,330
Income tax benefit (provision) (Note I)                          (1,107,422)      791,058      (55,979)
                                                                -----------    ----------   ----------
Income (loss) before cumulative effect
    of an accounting change                                      (2,117,319)    1,336,685      882,351
Cumulative effect of change in accounting
    for income taxes (Note I)                                                                  290,609
                                                                -----------    ----------   ----------
Net income (loss)                                               $(2,117,319)   $1,336,685   $1,172,960
                                                                ===========    ==========   ==========

Income (loss) per Common Share

  Primary:
    Average shares outstanding                                    4,939,989     5,047,849    4,363,322
    Income (loss) before cumulative
       effect of an accounting change                           $      (.43)   $      .26   $      .20
    Cumulative effect of change in
       accounting for income taxes                                                                 .07
                                                                -----------    ----------   ----------
    Net income (loss) per Primary Share                         $      (.43)   $      .26   $      .27
                                                                ===========    ==========   ==========

  Fully diluted:

    Average shares outstanding                                    4,939,989     4,998,689    4,363,359
    Income (loss) before extraordinary
       item and cumulative effect of
       an accounting change                                     $      (.43)   $      .26   $      .20
    Cumulative effect of change in
       accounting for income taxes                                                                 .07
    Extraordinary item
                                                                -----------    ----------   ----------
    Net income (loss) per Fully diluted Share                   $      (.43)   $      .26   $      .27
                                                                ===========    ==========   ==========

The accompanying notes are an integral part of the financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years ended December 31,
                                                               1995           1994          1993
                                                              -----           ----          ----
Cash flows from (used by) operations:
Net income (loss)                                          $(2,117,319)   $ 1,336,685    $1,172,960
Reconciliation of net income (loss) to cash
  used by operations:
Depreciation and amortization                                   93,410         80,528        76,174
Compensation paid in Common Stock                                                            45,000
Bad debt expense                                                40,000                        6,000
Gain on sale of investments                                    (93,239)                     (34,096)
Gain on sale of assets                                         (81,537)
Change in accounting for income tax                                                        (290,609)
Income tax (benefit) provision                               1,146,429       (805,820)
Changes in operating working capital items:
  (Increase) decrease receivables,
    and other receivables                                    1,197,003     (1,401,814)     (315,391)
  (Increase) decrease inventories                              388,300     (1,032,354)     (371,019)
  (Increase) decrease prepaid expenses                          45,574         13,946       (86,111)
  Increase (decrease) current liabilities                     (436,076)       134,485         9,659
                                                           -----------    -----------    ----------
Net cash from (used by) operations                             182,545     (1,674,344)      212,567
Cash flows from (used by) investing activities:
Purchase of intangibles                                        (96,680)
Proceeds from sale of investments                               93,239                       34,096
Proceeds from sale of assets                                   101,800
Capital equipment and leasehold improvements                  (107,376)       (51,470)      (80,327)
                                                           -----------    -----------    ----------
Net cash (used by) investing activities                         (9,017)       (51,470)      (46,231)
Cash flows from (used by) financing activities:
Issuance of Common Stock under employee stock
  purchase plan                                                 21,724         21,740         9,071
Issuance of Common Stock under employee stock
  option plan                                                   42,729        180,842        67,977
Issuance of Common Stock upon the exercise of
  options                                                                                   172,500
Treasury stock purchased                                        (8,374)                     (37,604)
Issuance of Common Stock through Private
  Placement                                                                               2,296,683
                                                           -----------    -----------    ----------
Net cash from (used by) financing activities                    56,079        202,582     2,508,627

Net increase (decrease) in cash and cash
  equivalents                                                  229,607     (1,523,232)    2,674,963
Cash and cash equivalents at beginning of year               1,673,811      3,197,043       522,080
                                                           -----------    -----------    ----------
Cash and cash equivalents at end of year                   $ 1,903,418    $ 1,673,811    $3,197,043
                                                           ===========    ===========    ==========
Supplemental disclosure of cash flow information:
Cash paid during the year for corporate income
  taxes                                                             --    $    42,000    $   50,500
                                                           ===========    ===========    ==========
Common Stock issued for consulting services                                        --    $   45,000
                                                           ===========    ===========    ==========
Treasury stock acquired by the exercise
  of employees' stock repurchases (Note J)                 $     (695)    $   (52,500)   $ (355,647)
                                                           ===========    ===========    ==========

   The accompanying notes are an integral part of the financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

for the years ended December 31, 1995, 1994 and 1993

                                                                                                  NUMBER
                                                                                    UNREALIZED      OF
                                NUMBER OF   COMMON                                    APPRE-      SHARES
                                SHARES OF    STOCK    ADDITIONAL                    CIATION ON      OF
                                 COMMON      AT PAR     PAID-IN      ACCUMULATED    MARKETABLE   TREASURY    TREASURY
                                  STOCK      VALUE      CAPITAL        DEFICIT      SECURITIES    STOCK        STOCK        TOTAL
                                ---------   -------   -----------   -------------   ----------   --------   -----------   ---------
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992    3,830,630   $38,305   $ 7,097,123    $(4,362,246)                   9,195    $ (37,355)  $2,735,827
Proceeds from ESOP                  2,068        21         9,050                                                             9,071
Searle options exercised
 (Note G)                         115,000     1,150       171,350                                                           172,500
Stock options exercised           290,725     2,907       433,113                                                           436,020
Treasury stock (Note J)                                                                            82,644     (355,647)    (355,647)
Private placement (Note K)        633,000     6,330     2,290,353                                                         2,296,683
Net Income                                                             1,172,960                                          1,172,960
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993    4,871,423    48,713    10,000,989     (3,189,286)      $     0     91,839     (393,002)   6,467,414
- -----------------------------------------------------------------------------------------------------------------------------------
Unrealized appreciation on
  marketable securities                                                                 62,843                               62,843
Stock options exercised           143,925     1,439       231,903                                                           233,342
Proceeds from ESOP                  6,000        60        21,680                                                            21,740
Treasury stock (Note J)                                                                            10,000      (52,500)     (52,500)
Net income                                                             1,336,685                                          1,336,685
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994    5,021,348    50,212    10,254,572     (1,852,601)       62,843    101,839     (445,502)   8,069,524
- -----------------------------------------------------------------------------------------------------------------------------------
Unrealized Appreciation on
  marketable securities                                                                 20,797                               20,797
Stock options exercised            27,875       280        43,144                                                            43,424
Proceeds from ESOP                  8,980        90        21,634                                                            21,724
Treasury stock (Note J)                                                                             5,180      (9,069)       (9,069)
Net Loss                                                              (2,117,319)                                        (2,117,319)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    5,058,203   $50,582   $10,319,350    $(3,969,920)      $83,640    107,019   $(454,571)   $6,029,081
- -----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   1.  CONSOLIDATION

       The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Microfluidics Corporation ("MFC") and MediControl Corporation ("MediControl").

       All significant intercompany transactions have been eliminated.

   2.  CASH EQUIVALENTS

       The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

   3.  MARKETABLE SECURITIES

       During 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The adoption of SFAS 115 resulted in an increase in stockholders' equity of $20,797 and $62,843 in 1995 and 1994, respectively. In accordance with this statement, prior years' financial statements have not been restated to reflect the change in accounting method.

       At December 31, 1995 and 1994, marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value. Unrealized holding gains and losses, net of tax, are included as a component of stockholders' equity until realized.

   4.  INVENTORIES

       Inventories are stated at the lower of cost or market. Approximate cost is determined on a first-in, first-out basis. Certain inventories are held on customer premises on a trial basis preparatory to sale.

    5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        The Company's equipment and leasehold improvements are recorded at cost. Depreciation is computed on the straight-line method, based upon useful lives of three to five years. Leasehold improvements are amortized on the straight-line method based upon the lesser of the estimated useful lives or term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or sale of property and equipment, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

    6.  INTANGIBLES

         Patents, patent applications and rights are stated at acquisition cost. Amortization of patents is recorded using the straight-line method over the legal lives of the patents. The excess of cost over fair value of net assets acquired is amortized over 5 years. The Company periodically reviews the carrying value of intangible assets and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     7.  INCOME TAXES

         The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

     8.   REVENUE RECOGNITION

          Product sales and related cost of sales are reflected in income when goods are shipped for final sale.

     9.   NEW ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), will require the Company to either elect expense recognition or the disclosure-only alternative for stock-based employee compensation. SFAS 123 must be adopted in the Company's 1996 financial statements with comparable disclosures for the prior year. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure only alternative and accordingly this standard will have no impact on the Company's results of operations or its financial position.

     10.  EARNINGS (LOSS) PER SHARE

          Primary and fully diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The calculation of fully diluted income
          (loss) per common share uses a different market price assumption than primary earnings (loss) per common share for the reacquisition of common shares.

          Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Options and warrants are not reflected in the calculation of net income
          (loss) per common share when their inclusion would be anti-dilutive.

     11.  USE OF ESTIMATES

          The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

B.   INDUSTRY SEGMENT AND MAJOR CUSTOMERS:

     The Company has one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries.

     Mizuho Industrial Co. (a distributor) accounted for 21% of revenues in 1995, 20% of revenues in 1994 and 19% of revenues in 1993. Sales in Europe were approximately $984,000, $625,000 and $395,000, and sales in Asia were approximately $1,514,000, $1,919,000 and $1,892,000 in 1995, 1994 and 1993,
     respectively, of the total revenues. One other customer (PPG) accounted for 10% of revenues in 1995. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's results of operations.

C.  INVESTMENTS:

    At December 31, 1995 and 1994, the Company held 13,940 and 23,940 shares, respectively, of PolyMedica Industries, Inc. at zero cost through its wholly owned subsidiary MediControl. The market value of these shares at December 31, 1995 and 1994 was $83,640 and $104,738, respectively.

    During 1995, the Company sold 10,000 shares of PolyMedica Industries, Inc. at a gain of $93,239. On October 28, 1994 the Company received from PolyMedica Industries, Inc. a stock dividend of 1,140 shares. During 1993, the Company sold 2,000 shares of PolyMedica Industries, Inc. at a gain of $34,906.

D.  INVENTORY

    The components of inventories at the respective dates are as follows:

                                             December 31,
                                          1995         1994
                                       ----------   ----------

          Raw materials                $1,530,614   $1,577,841
          Work in process                 418,738      162,532
          Finished goods                  507,037    1,104,316
                                       ----------   ----------
                                       $2,456,389   $2,844,689
                                       ==========   ==========

E.  INTANGIBLE ASSETS:

    The Company purchased the rights and title of certain liposome and microemulsion technology devices from Arthur D. Little in 1985. The unamortized license fee and patent are included in intangible assets and are being amortized using the straight line method over the useful life of the patent, 17 years. Patents and other intangible assets were purchased in 1991 as a result of a share exchange by MediControl stockholders. These patents and other intangible assets are being amortized using the straight line method over five years. In addition, the Company capitalized $96,680 of patent costs related to the cooperative-venture described in Note M. Amortization charged to expense was $53,412 in 1995 and $54,276, in 1994 and 1993, respectively.

F.   LINE OF CREDIT

    In December 1993, the Company entered into a loan and security agreement (the "Agreement") for a line of credit with a local bank. The available line or borrowing base is equal to the lesser of $750,000 or 80% of net outstanding amount of base accounts, as defined in the agreement.

    The line is collateralized by all inventory, accounts receivable, general intangibles, machinery and equipment and all other property of the Company, excluding leased inventory and certain intangible assets. There were no borrowings under this line of credit arrangement during 1995 or 1994.

G.   DEBT

    Effective September 30, 1989, the Company issued to G.D. Searle & Company ("Searle") a 9% Debenture due September 30, 1994 in the original principal amount of $750,000 (the "Searle Debenture"). Interest under the Searle Debenture was payable in one installment on the unpaid balance at the due date. The Company also granted to Searle an irrevocable, immediately exercisable option to purchase up to 600,000 shares of the Company's Common Stock at a purchase price of $1.50 per share (the "Searle Option") and certain rights to market the Company's products.

    Effective March 9, 1992 and June 30, 1993, Searle exercised the Searle Option and purchased 600,000 shares of the Company's Common Stock. Searle paid the aggregate exercise price by surrendering the Searle Debenture.

H.  EMPLOYEE BENEFITS:

    Effective January 1, 1990, the Company offered a 401(k) profit-sharing plan (the "Plan"), to its employees. All Company and related entity employees who are eighteen years of age and have completed one hour of service are eligible to participate in the Plan. Employees may contribute from 1% to 20% of their compensation. The Company's contribution is discretionary, with contributions made from time to time as management deems advisable. The Company made no matching contributions during 1995, 1994 or 1993. Plan administration expenses of $2,755, $2,110 and $1,660 were incurred by the Company in 1995, 1994 and 1993, respectively. The Company instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions, at an administrative cost of $500 each in each of 1995, 1994 and 1993.

I.  INCOME TAXES

    In 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." The cumulative effect of this change of $290,609 was determined at January 1, 1993, and reported in the Company's prior year financial statement.

    The provision/(benefit) for income taxes for the current year is as follows:

                                       FEDERAL      STATE         TOTAL
         DECEMBER 31, 1995:
    Current                            $      -    $  6,643     $    6,643
    Deferred                           $939,615    $161,164     $1,100,779
                                       --------    --------    -----------
         Total                         $939,615    $167,807     $1,107,422
                                       ========    ========    ===========

         DECEMBER 31, 1994:
    Current                            $      -    $ 14,762     $   14,762
    Deferred                          ($644,656)  ($161,164)   ($  805,820)
                                       --------    --------    -----------
         Total                        ($644,656)  ($146,402)   ($  791,058)
                                       ========    ========    ===========

    The current year income tax provision of $6,643 represents state tax. The deferred income tax expense of $1,100,779 results from net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, which may not be realized.

    The approximate tax effect of each type of temporary difference and carryforward before and after allocation of the valuation allowance is as follows:

                  December 31,                           1995          1994
                                                      ----------    ----------
          Net Operating Loss                          $1,112,967    $  866,721
          Research and Development Credit                174,655       127,347
          Inventory Capitalization                       176,688       186,423
          Other                                           30,437        27,106
          SFAS 115                                       (33,456)      (41,895)
          Depreciation and Amortization                  (17,747)         (458)
                                                      ----------    ----------

        Net Deferred Tax Asset Before Valuation        1,443,544     1,165,244
                                                      ----------    ----------
          Valuation Allowance                         (1,443,544)      (60,710)
                                                      ----------    ----------

        Net Deferred Tax Asset After Valuation        $        0    $1,104,534
                                                      ==========    ==========

    The Company has a net operating loss tax carryforward of approximately $3,273,000 and research and development tax credit carryforwards of approximately $175,000, expiring at various dates beginning in 1999 through 2010. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

    Based on the financial results known at December 31, 1995, the Company has established a complete valuation allowance against the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets. Therefore the Company has increased the valuation allowance by $1,382,834 in 1995 to reflect this uncertainty.

    The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate:


    December 31,                              1995       1994        1993
                                             ------     -------     ------

    Federal Income Tax Rate                   34.0%       34.0%      34.0%
    State Income Tax, Net                        -         6.3%      12.0%
    Permanent Differences                      6.0%        3.2%       4.0%
    Unbenefitted NOL                         (40.0%)         -          -
    Valuation Allowance                      148.0%          -          -
    Recognition of Deferred Tax Assets           -      (188.5%)    (44.0%)
                                             -----      ------      -----

    Total Effective Tax Rate                 148.0%     (145.0%)      6.0%
                                             =====      ======      =====

J.  OPTIONS:

    The Company adopted the 1988 Stock Plan as the successor plan to the 1987 Stock Plan, which authorizes the grant of Stock Rights for up to 1,750,000 shares of Common Stock and the 1989 Non-Employee Director Stock Option Plan which, as amended at the 1991 shareholders' meeting, authorizes the grant of nonqualified stock options for up to 240,000 shares of Common Stock. Information concerning stock options are as follows:

                                                        December 31,
                                               1995         1994         1993
                                            ----------   ----------   ----------
     Outstanding, at beginning of year         783,150      768,025      975,650
     Option shares:
         Granted                               281,500      178,300      169,500
         Exercised                              27,875      143,925      290,725
         Cancelled                              40,175       19,250       86,400
                                                ------      -------      -------
     Outstanding, at end of year               996,600      783,150      768,025
                                               =======      =======      =======
     Price range of outstanding options
         at year end                        $1.16-7.44   $1.16-7.44   $1.16-6.56

    There were 495,563 shares of Common Stock subject to exercisable options at December 31, 1995, with a price range of $1.16-$7.44. In 1995, options to purchase 27,875 shares were exercised at prices ranging from $1.16-$2.32. In 1994, options to purchase 143,925 shares were exercised at prices ranging from $1.16-$4.625 per share. In 1993, options to purchase 290,725 shares were exercised at prices ranging from $1.16 to $3.13 per share.

    On January 3, 1995, the Company issued options for an additional 22,500 shares at a price of $3.88 per share under the 1989 Non-Employee Director Stock Plan.

    During 1995, 1994 and 1993, employees delivered shares to the Company in payment for shares they were purchasing upon exercise of the stock options they held. The aggregate amount of shares received during 1995, 1994, and 1993 were 5,180, 10,000, and 82,644 shares respectively.

K.  STOCKHOLDER'S EQUITY:

    In 1993, the Company raised additional capital through a private sale of 633,000 shares of its common stock. The shares were sold at $4.20 per share, less expenses of approximately $360,000, resulting in net proceeds to the Company of approximately $2,300,000. The financial advisors who facilitated the financing were awarded warrants for the purchase of 44,681 shares of restricted common stock. The warrants were exercisable from November 5, 1993 through April 28, 1995 at $6 per share.

    As partial compensation for financial advisory services rendered to the Company by Ladenburg Thalmann & Co., Inc., an investment banking firm ("Ladenburg"), the Company on July 15, 1993 granted to Ladenburg a warrant to purchase up to 75,000 shares at a per share purchase price of $4.50 commencing on July 14, 1994 and exercisable until July 14, 1998.

L.  COMMITMENTS AND CONTINGENCIES:

    At December 31, 1995 the Company had an operating lease for the rental of its facilities which requires the following minimum payments during the following years:

                                   Minimum Payments
                                   ----------------
                    1996                157,500
                    1997                172,500
                    1998                 90,000
                                       --------
                    Total              $420,000
                                       ========

    Rent expense for 1995, 1994 and 1993 was approximately $150,000, $162,000 and 122,000, respectively. The current lease is due to terminate on May 31, 1998.

M.  COOPERATIVE VENTURE:

    In 1992, the Company formed a cooperative venture with Worcester Polytechnic Institute to develop, patent, and license for commercial application the Microfluidizer processing technology in certain fields. Expenditures for this venture were approximately $48,000 in 1995 and $180,000 in 1994. The costs in connection with patent applications of $96,680 have been included in intangible assets at December 31, 1995. Amortization began in December, 1995.

    In September of 1993, the Company signed a license and research and development agreement with Catalytica, Inc., as joint licensee, to further the studies of the venture with Worcester Polytechnic Institute, as licensor. In 1995, the Company spent $247,162 related to this venture, of which the Company was reimbursed $118,638 from a government grant awarded jointly to Catalytica, Inc. and the Company in relation to this project. The remainder of the expenditures were included in research and development expense.

N.  SALE OF ASSETS:

    On December 27, 1995, the Company sold to ChemMark Development, Inc. ("ChemMark") its business of manufacturing and distributing proprietary cosmetic liposomal formulations, sold under the trade name Dermasome/(R)/. In return for ChemMark's payment of $50,000, the Company transferred to ChemMark its Dermasome/(R)/ trademark, its customer list, its products list, all unfilled Dermasome/(R)/ orders, and all products and product literature. Additionally, the Company granted to ChemMark a two year, world-wide, exclusive license to use the Company's proprietary technology and know-how and to manufacture and distribute Dermasome products. In exchange, the Company received a one-time, non-refundable $50,000 rights grant acquisition fee, and the payment over the license term of a percentage royalty equal to ten percent (10%) of the net sales realized by ChemMark on the sale of products derived from the Company's technology. Notwithstanding the amount of such percentage royalty, ChemMark is obligated to pay a minimum royalty payment in the amount of $100,000, payable in 22 equal monthly installments of $4,167.67, with a final payment of $8,333.34 due upon the second anniversary of the agreement. As security for ChemMark's performance of its obligations to the Company, the Company retains a security interest in the trademark. The Company recognized a gain of $81,537 upon the sale of the Dermasome/(R)/ business.

O.  RELATED PARTY TRANSACTIONS:

    During 1995, 1994 and 1993, the Company and an entity controlled by Mr. Gruverman, the Company's Chairman, entered into an arrangement whereby such entity reimbursed the Company for a portion of certain administrative expenses. The Company was reimbursed approximately $31,155, $21,800 and $16,400 by such entity during 1995, 1994 and 1993, respectively. The Company reimbursed the entity controlled by Mr. Gruverman $53,478, $32,898 and $56,580 for consulting services (other than those of Mr. Gruverman) paid by such entity on behalf of the Company in 1995, 1994 and 1993, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 26th day of March, 1996.

                                    MICROFLUIDICS INTERNATIONAL CORPORATION


                                    By:  /s/ Michael A. Lento
                                         --------------------
                                         Michael A. Lento
                                         President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                             Date
- ---------                       -----                             ----
/s/ Irwin J. Gruverman          Chief Executive Officer           March 26, 1996
- --------------------------      (Principal Executive Officer),
Irwin J. Gruverman              Chairman of the Board of
                                Directors and Secretary


/s/ Michael A. Lento            President and Treasurer           March 26, 1996
- -------------------------       (Principal Financial and
Michael A. Lento                Accounting Officer)


/s/ Robert L. Bogomolny         Director                          March 26, 1996
- --------------------------
Robert L. Bogomolny


/s/ Marshall S. Sterman         Director                          March 26, 1996
- --------------------------
Marshall S. Sterman


/s/ Michael K. Hooker           Director                          March 26, 1996
- --------------------------
Michael K. Hooker


/s/ James N. Little             Director                          March 26, 1996
- ----------------------
James N. Little

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
- -------   ----------------------

 3.3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and incorporated herein by reference).

 3.3(b) By-Laws for the Company, as amended (filed as Exhibit 3(b) to Registration Statement No. 2-85290 on Form S-1 and Incorporated herein by reference).

 3.10(a) 1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

 3.10(b) 1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

 3.10(c) 1989 Non-Employee Directors Stock Option Plan (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

 3.10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.1 to Form 8-K filed on December 27, 1993 and incorporated herein by reference).

 3.10(e) Lease for 30 Ossipee Road, Newton, Massachusetts dated April 22, 1993 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10(e) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 3.10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1993 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 3.10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 3.10(h) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

*3.10(i) Agreement, dated July 27, 1995, between Microfluidics International Corporation and Michael T. Rumley.

Exhibit
Number     Description of Exhibit
- -------    ----------------------

 *3.10(j) Letter, dated August 16, 1995, from Microfluidics International Corporation to Michael T. Rumley.

 *3.10(k) Letter, dated December 31, 1995, from Microfluidics International Corporation to Irwin J. Gruverman.

 *3.10(l) Warrant for the Purchase of Shares of Common Stock, dated July 15, 1993, in favor of Ledenburg, Thalmann & Co. Inc.

 *3.21     Subsidiaries of the Registrant.

 *3.24     Consent of Coopers & Lybrand L.L.P.

 *3.27     Financial Data Schedule

_____________________
 *Filed herewith