Form 10-Q
period 1995-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-04-11
CIK 723889

              THIS IS A CONFIRMING ELECTRONIC COPY OF A FORM 10-Q
                FILED ON PAPER WITH THE SECURITIES AND EXCHANGE
                          COMMISSION IN NOVEMBER 1995

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number 0-11625
- --------------------------------------------------------------------------------


                    MICROFLUIDICS INTERNATIONAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Delaware                                            04-2793022
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


          30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts 02164
- --------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (617) 969-5452
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---

Registrant had 5,053,407 shares of Common Stock, par value $.01 per share, outstanding on November 10, 1995.


                           Total Number of Pages:11

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                            INDEX                              PAGE
                                                              NUMBER

PART I.             Financial Information

      ITEM 1.       Financial Statements

                    Consolidated Balance Sheets as of               3
                    September 30, 1995 and December 31, 1994

                    Consolidated Statements of                      5
                    Operations for the three and nine months
                    ended September 30, 1995 and 1994

                    Consolidated Statements of Cash                 6
                    Flows for the nine months ended
                    September 30, 1995 and 1994

                    Notes to Financial Statements                   7


      ITEM 2.       Management's Discussion and Analysis of         8
                    Financial Condition and Results of Operations


PART II.            Other Information

      ITEM 6.       Exhibits and Reports on Form 8-K               10



                              Page 2 of 11 Pages

ITEM 1.    FINANCIAL STATEMENTS


                       CONSOLIDATED FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                                          September 30,     December 31,
                                               1995             1994
                                               ----             ----
                                           (unaudited)
ASSETS

Cash and cash equivalents                    $2,138,448     $1,673,811
Marketable Securities                           128,080        104,738
Accounts receivable (less allowance for
    doubtful accounts of $7,382 and
     $5,464 at September 30, 1995 and
     December 31, 1994, respectively)         1,366,857      2,991,184
Other receivables                                47,865         26,838
Inventory                                     2,915,400      2,844,689
Prepaid expense                                 223,785        107,727
                                             ----------     ----------
         Total current assets                 6,820,435      7,748,987

Equipment and leasehold improvements, at cost
    Furniture, fixtures and office equipment    245,398        219,450
    Machinery and equipment                     221,560        198,706
    Leasehold improvements                      113,518        110,403
                                             ----------     ----------
                                                580,476        528,559
    Less: accumulated depreciation and          452,388        418,637
     amortization                            ----------     ----------
                                                128,088        109,922

Patents, licenses and other intangible assets
    (net of accumulated amortization of
     $410,183 at September 30, 1995
     and $369,476 at December 31, 1994)         188,355        229,062

Deferred tax asset                            1,084,197      1,104,534
                                             ----------     ----------

         Total assets                        $8,221,075     $9,192,505
                                             ==========     ==========

   (The accompanying notes are an integral part of the financial statements)

                              Page 3 of 11 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                                          September 30,   December 31,
                                               1995           1994
                                               ----           ----
                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses       $   550,495    $   994,005
Accrued compensation                             96,717          6,433
Accrued vacation pay                             51,399         62,300
Customer advances                                               48,000
Corporate income taxes payable                   12,243         12,243
                                            ------------   ------------
          Total current liabilities             710,854      1,122,981

Stockholders' equity
    Common Stock, par value $.01 per
     share, 20,000,000 shares authorized;
     5,052,082 and 5,021,348 shares issued
     and outstanding at September 30, 1995
     and at December 31, 1994, respectively      50,520         50,212

Additional paid-in-capital                   10,308,058     10,254,572

Accumulated deficit                          (2,479,007)    (1,852,601)

Unrealized appreciation on marketable
 securities                                      76,848         62,843

Less: Treasury Stock, at cost of
 102,019 and, 101,839 shares at
 September 30, 1995 and
 December 31, 1994, respectively               (446,198)      (445,502)
                                             -----------    -----------

Total stockholders' equity                    7,510,221      8,069,524


Total liabilities and stockholders' equity  $ 8,221,075    $ 9,192,505
                                            ============   ============


   (The accompanying notes are an integral part of the financial statements)

                              Page 4 of 11 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                          Three months ended        Nine months ended
                                          -------------------       -----------------
                                            September 30,             September 30,
                                          1995         1994         1995         1994
                                          ----         ----         ----         ----
                                             (unaudited)               (unaudited)
Revenues                               $  825,344   $2,035,256   $3,825,513   $5,509,745
     Cost of revenues                     464,321      879,584    1,810,408    2,207,953
                                       ----------   ----------   ----------   ----------
Gross profit on revenues                  361,023    1,155,672    2,015,105    3,301,792

Operating expenses
     Research and development             217,049      198,006      493,824      615,003
     Selling, general and
     administrative                       739,911      762,768    2,301,883    2,245,241
                                       ----------   ----------   ----------   ----------
          Total operating expenses        956,960      960,774    2,795,707    2,860,244

Income (loss) from operations            (595,937)     194,898     (780,602)     441,548

Interest income                            28,334        8,182       71,957       19,917

Gain on sale of investment                 93,239                    93,239
                                       ----------   ----------   ----------   ----------

Income before taxes                      (474,364)     203,080     (615,406)     461,465

Income tax (provision) benefit                          (5,449)     (11,000)     (30,383)
                                       ----------   ----------   ----------   ----------

Net income (loss)                      $ (474,364)  $  197,631   $ (626,406)  $  431,082
                                       ==========   ==========   ==========   ==========

Net income (loss) per Common Share:

     Weighted average
     shares outstanding                 4,949,063                 4,935,879

     Net income (loss) per share       $     (.10)               $     (.13)
                                       ==========                ==========
     Primary average
     shares outstanding                              5,025,366                 5,028,062

     Net income (loss) per share                    $      .04                $      .09
                                                    ==========                ==========

     Fully diluted average
     shares outstanding                              5,007,210                 4,994,260

     Net income (loss) per share                          $.04                      $.09
                                                    ==========                ==========

   (The accompanying notes are an integral part of the financial statements)

                              Page 5 of 11 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                              Nine months ended
                                              -----------------
                                             1995          1994
                                             ----          ----
                                                 (unaudited)
Cash flows from (used by) operations
 Net income (loss)                         $(626,406)     $431,082

Reconciliation of net income (loss) to
  cash used by operations:
 Depreciation and amortization                74,458        62,957
 Gain on sale of  investment                 (93,239)
 Federal income taxes                         11,000

Effects of changes in operating working
  capital items:
 (Increase) decrease trade and other       1,603,300    (1,161,271)
  receivables
 (Increase) decrease inventories             (70,711)     (600,406)
 (Increase) decrease prepaid expense        (116,058)      (11,787)
 Increase (decrease) accounts payable       (443,510)      268,041
  and accrued expenses
 Increase (decrease) accrued payroll          90,284       (46,359)
 Increase (decrease) vacation pay            (10,901)        4,576
 Increase (decrease) customer advances       (48,000)      (44,614)
 Increase (decrease) corporate income taxes                  1,634
                                          ----------   -----------
  Net cash used by operations                370,217    (1,096,147)

Cash flows from (used by) investing
  activities:
 Capital equipment                           (51,917)      (41,517)
 Proceeds from sale of investment             93,239
                                          ----------    ----------
 Net cash from (used by) investing            41,322       (41,517)
  activities

Cash flows from financing
 Issuance of Common Stock pursuant to         13,807         8,670
  employee stock purchase plan
 Issuance of Common Stock pursuant to
  the Company's Stock Option Plans            39,291       158,526
                                              ------       -------

 Net cash from financing                      53,098       167,196
                                          ----------   -----------

Net increase (decrease) in cash              464,637      (970,468)

Cash and cash equivalents at beginning     1,673,811     3,197,043

Cash and cash equivalents at end          $2,138,448   $ 2,226,575
                                          ==========   ===========

Supplemental disclosure information:

   Supplemental schedule of non-cash
   investing and financing activities
   Treasury stock acquired upon
   exercise of employees' stock options   $     (696)  $   (52,500)
                                          ==========   ===========

   (The accompanying notes are an integral part of the financial statement)

                              Page 6 of 11 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's annual report for the year ended December 31, 1994.

2. EARNINGS (LOSS) PER SHARE
   -------------------------

Primary and fully diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the year. The calculation of fully diluted income (loss) per Common Share assumes a different market price than the primary earnings (loss) per Common Share for the reacquisition of Common Shares. This calculation does not reflect outstanding warrants as their inclusion would be anti-dilutive.

Loss per Common Share is calculated by dividing net loss by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the year. Options are not reflected in the calculation of loss per Common Share as their inclusion would be anti-dilutive.

3. INVENTORY
   ---------

        The Components of Inventory at the respective dates are as follows:

                             September 30, 1995     December 31, 1994
                             ------------------     -----------------
                                (unaudited)
Raw Materials                    $1,653,653            $1,577,841

Work in Process                     427,065               162,532

Finished Goods                      834,682             1,104,316
                                  ---------             ---------
                                 $2,915,400            $2,844,689
                                  =========             =========

                              Page 7 of 11 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1995 were $825,344 as compared to revenues of $2,035,256 in the corresponding period last year, a decrease of $1,209,912 or 59%. Revenues for the nine months ended September 30, 1995 were $3,825,513 a decrease of $1,684,232 from the corresponding period last year or 31%. The year to date decrease in revenues is due to less units sold in those periods, as 112 units were sold in the nine months ended September 30, 1994, while 71 units were sold in the nine months ended September 30, 1995. International revenues for the nine months ended September 30, 1995 were approximately $2,093,000, representing 55% of total revenues, as compared to approximately $1,974,000 for the same period in 1994, which represented 36% of total revenues, an increase of approximately $119,000. The increase in international revenues as a percentage of total revenues reflects the Company's transition to sales representatives rather than direct sales people in domestic territories.

Cost of revenues for the nine months ended September 30, 1995 were $1,810,408 or 47% of revenues as compared to $2,207,953 or 40% of revenues for the same period last year. For the three months ended September 30, 1995, cost of revenues were $464,321 or 56% of revenues as compared to $879,584 or 43% of revenues for the corresponding period last year. The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenues depending on the mix of products sold. The sizes of units also vary and have different costs associated with them. The cost of sales as a percentage of revenues differ between laboratory and pilot plant units sold due to the difference in costs between air driven and electric-hydraulic units.

Operating expenses for the three months ended September 30, 1995 were $956,960 as compared to $960,774 for the same period last year, a decrease of $3,814. Operating expenses for the nine months ended September 30, 1995 were $2,795,707 as compared to $2,860,244 for the period last year, a decrease of $64,537. In the first nine months ended September 30, 1995, research and development expenses decreased by $121,179, of which approximately $100,000 was due to the receipt by the Company of a joint federal grant whereby the Company is reimbursed 48% of its costs related to its research with Catalytica, Inc. Selling and marketing expenses have increased by $176,130 mainly due to the opening of the Company's sales office in Germany. General and administrative expenses have decreased by $119,488 due to decrease in salaries and legal and auditing expenses.

Interest income increased for the nine months ended September 30, 1995 to $71,957 as compared to $19,917 in the same period last year due to the increase in the amount of cash available for investment.


                              Page 8 of 11 Pages

The Company had a backlog of $93,316 and $364,614 at September 30, 1995 and 1994 respectively, consisting of purchase commitments for Microfluidizer equipment.

2. LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

The cash and cash equivalents balance of the Company was $2,138,448 on September 30, 1995, an increase of $464,637 from the December 31, 1994 balance of $1,673,811. The Company continues to have a line of credit with the First National Bank of Boston equal to the lesser of $750,000 or 80% of domestic accounts receivable less than 60 days old. The available line as of October 31, 1995 was $261,680.

The Company does not currently have any other significant capital commitments. The Company may, from time to time, consider acquisitions of complementary business, products or technology, although it has no present understanding, commitments or agreements with respect to any such acquisitions.

The Company believes that its cash on hand and available borrowings under its bank line of credit will be sufficient to support its current and anticipated operations through at least the next twelve months.



                              Page 9 of 11 Pages

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                               None

             (b)      Reports on Form 8-K

                      No reports on Form 8-K were filed during the period covered by this report.



                              Page 10 of 11 Pages

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MICROFLUIDICS INTERNATIONAL
                                                     CORPORATION


                                                     /s/ Michael A. Lento
                                                     --------------------
                                                     Michael A. Lento
                                                     President and Treasurer


Date: November 13, 1995



                              Page 11 of 11 Pages