Form 10-Q
period 1996-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-05-14
CIK 723889

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to___________

                        Commission file number 0-11625
                        ------------------------------

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                           04-2793022
                   --------                           ----------
            (State or Other Jurisdiction           (I.R.S. Employer
          of Incorporation or Organization)      Identification No.)

          30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts 02164
          -----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (617)969-5452
                                 -------------
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

Registrant had 5,075,453 shares of Common Stock, par value $.01 per share, outstanding on May 10, 1996.


                           Total Number of Pages: 13
                           Exhibit Index at Page: 13

                              Page 1 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                                                                     PAGE
                           INDEX                                    NUMBER
                           -----                                    ------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

              Consolidated Balance Sheets as of March 31,              3
              1996 and December 31, 1995

              Consolidated Statements of Operations for the            5
              three months ended March 31, 1996 and March 31,
              1995

              Consolidated Statements of Cash Flows for the            6
              three months ended March 31, 1996 and March 31,
              1995

              Notes to Consolidated Financial Statements               7


         ITEM 2.  Management's Discussion and Analysis of              9
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                    11

         Signatures                                                   12

         Exhibit Index                                                13



                              Page 2 of 13 Pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                          December 31,
                                      March 31, 1996          1995
                                      ---------------     ------------
                                        (unaudited)
ASSETS
Cash and cash equivalents                 $2,336,484      $1,903,418
Marketable securities                        108,035          83,640
Accounts receivable (less
allowance for doubtful accounts
of $47,382 at March 31, 1996
and December 31, 1995)                     1,788,161       1,751,199
Other receivables                             86,492          29,820
Inventory, principally raw
 materials                                 2,182,352       2,456,389
Prepaid expense                               90,815          62,153
                                          ----------      ----------
  Total current assets                     6,592,339       6,286,619
Equipment and leasehold
improvements, at cost
  Furniture, fixtures and
  Office equipment                           300,356         297,228
  Machinery and equipment                    223,829         223,829
  Leasehold improvements                     111,249         111,249
                                          ----------      ----------
                                             635,434         632,306
  Less:accumulated depreciation
  and amortization                           470,189         457,910
                                          ----------      ----------
                                             165,245         174,396
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$307,198 at March 31, 1996 and
$296,218 at December 31, 1995)               243,991         254,971
                                          ----------      ----------
  Total assets                            $7,001,575      $6,715,986
                                          ==========      ==========

             (The accompanying notes are an integral part of the
                      consolidated financial statements)

                              Page 3 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------

                                                              December 31,
                                            March 31, 1996        1995
                                            --------------    ------------
                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses                                   $   475,597      $   513,640
Accrued compensation                              93,612          124,555
Accrued vacation pay                              48,711           48,710
Customer advances                                157,188
                                             -----------      -----------
  Total current liabilities                      775,108          686,905

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,075,453 and 5,058,203 shares
issued and outstanding at March 31,
1996 and at December 31,1995
respectively                                      50,655           50,582

Additional paid-in-capital                    10,344,727       10,319,350
Accumulated deficit                           (3,822,379)      (3,969,920)
Unrealized appreciation on
  marketable securities                          108,035           83,640
Less: Treasury Stock, at cost,
  107,019 shares at March 31,
  1996 and December 31,
  1995 respectively                            ( 454,571)       ( 454,571)
                                             -----------      -----------

   Total stockholders' equity                  6,226,467        6,029,081
                                             -----------      -----------

   Total liabilities and
   stockholders' equity                      $ 7,001,575      $ 6,715,986
                                             ===========      ===========

             (The accompanying notes are an integral part of the
                      consolidated financial statements)


                               Page 4 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                               Three months ended
                                               ------------------
                                                    March 31,

                                               1996          1995
                                               ----          ----
Revenues                                   $1,494,460    $1,586,527
Cost of goods sold                            731,181       694,118
                                           ----------    ----------
Gross profit on revenues                      763,279       892,409
Operating expenses
 Research and Development                      86,702       147,898
 Selling, general and administrative          564,513       739,675
                                           ----------    ----------
Total operating expenses                      651,215       887,573
                                           ----------    ----------
Income (loss) from operations                 112,064         4,836
Interest income                                22,975        22,831
Other income                                   12,503
                                           ----------    ----------
Income (loss)before income taxes              147,542        27,667

Tax (provision) benefit                                     (11,000)
                                           ----------    ----------

Net income (loss)                          $  147,542    $   16,667
                                           ==========    ==========
Income per Common Share
 Primary:
  Average shares outstanding                5,075,036     5,036,884
  Net income per Common Share                    $.03          $.00
                                           ==========    ==========
Fully diluted
  Average shares outstanding                5,047,317     5,007,849
  Net income per Common Share                    $.03          $.00
                                           ==========    ==========



                (The accompanying notes are an integral part of
                    the consolidated financial statements)


                               Page 5 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)


                                                  Three months ended
                                                  ------------------
                                                       March 31,

                                                  1996          1995
                                                  ----          ----
Cash flows from (used by) operations:
Net income (loss)                              $  147,542   $   16,667
Reconciliation of net income (loss) to
 cash used by
  Operations:
  Depreciation and amortization                    23,259       24,819
  Federal income taxes                                          11,000
Effects of changes in operating working
 capital items:
  (Increase)decrease trade and other
   receivables                                    (93,634)     666,978
  (Increase)decrease inventories                  274,037      102,780
  (Increase)decrease prepaid expenses             (28,662)    (153,784)
  Increase(decrease)accounts payable and
   accrued expenses                                88,202     (237,144)
                                               ----------   -----------
     Net cash from (used by) operations           410,744      431,316
Cash flows from (used by) investing
 activities:
  Capital equipment                                (3,128)     (37,962)
                                               ----------   ----------
  Net cash from (used by) investing
   activities                                      (3,128)     (37,962)
Cash flows from financing
  Issuance of Common Stock option
   agreements                                      25,450       12,110
                                               ----------   ----------
  Net cash from financing                          25,450       12,110

Net increase (decrease) in cash                   433,066      405,464
Cash and cash equivalents at beginning          1,903,418    1,673,811
                                               ----------   ----------
Cash and Cash equivalents at end               $2,336,484   $2,079,275
                                               ==========   ==========
Supplemental disclosure information:
  Treasury stock acquired upon exercise of
  employees' stock options                                  $      696
                                                            ==========




                (The accompanying notes are an integral part of
                    the consolidated financial statements)



                               Page 6 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  EARNINGS (LOSS) PER SHARE

Primary and fully diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the year. The calculation of fully diluted income (loss) per Common Share assumes a different market price than the primary earnings (loss)per Common Share for the reacquisition of Common Shares. This calculation does not reflect outstanding warrants as their inclusion would be anti-dilutive.

Loss per Common Share is calculated by dividing net loss by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the year. Options are not reflected in the calculation of loss per Common Share as their inclusion would be anti-dilutive.



                               Page 7 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
3.   INVENTORY

     The components of inventories on the following dates were:

                     March 31, 1996  December 31, 1995

Raw Material           $1,531,269        $1,530,614
Work in Progress          393,180           418,738
Finished Goods            257,903           507,037
                       ----------        ----------
   Total               $2,182,352        $2,456,389
                       ==========        ==========



                               Page 8 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

     Three months ended March 31, 1996 and 1995

Total revenues for the quarter ended March 31, 1996 were $1,494,460, as compared to revenues of $1,586,527 in the corresponding period last year, representing a decrease of $92,067, or 5.8%. Revenues were lower in the first quarter of 1996 than in the same period in 1995 due to one less lab system being sold. Foreign sales were $729,856 for the period ended March 31, 1996, compared to approximately $780,000 for the period ended March 31, 1995, a decrease of $50,144, or 6.4%.

Cost of goods sold for the three months ended March 31, 1996 increased to $731,181, or 49% of revenue, as compared to $694,118 or 44% of revenue for the same period last year. The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold due to the difference in costs between air driven and electric-hydraulic units.

Operating expenses for the three months ended March 31, 1996 were $651,215, as compared to $887,573 for the same period last year, a decrease of $236,358 or 26.6%. Research and Development expenses decreased by $61,196, mainly due to a reduction in payroll and related expenses of approximately $24,000 and the receipt by the Company and Catalytica, Inc. of a joint federal grant whereby the Company is reimbursed for up to 48% of its' costs related to its' grant related research. The cost of Marketing and Sales decreased by approximately $158,000 due to a conscientious effort by management to more efficiently allocate funds. General and administrative expenses decreased by $17,231, or 7.0%.

Interest income remained essentially the same: $22,975 for the three months ended March 31, 1996, and $22,831 for the period ended March 31, 1995.

The Company received other income of $12,503 for the three months ended March 31, 1996 from royalty income of $4,168 per month due to the sale of its' Dermasome(R) product line in December, 1995.




                                 Page 9 of 13 Pages

                     MICROFLUIDICS INTERNATIONAL COPORATION


ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
                            (continued)

The Company had a backlog of $507,500 and $31,561 at March 31, 1996 and March 31, 1995, respectively, consisting of purchase commitments for Microfluidizer(R) equipment.

2.   LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance of the Company was $2,336,484 at March 31, 1996, an increase of $433,066 from the December 31, 1995 balance of $1,903,418. The increase in cash and cash equivalents were principally the result of the decrease in inventories and an increase in accounts payable. The Company continues to maintain a line of credit with the Bank of Boston. The line of credit facility provides for maximum borrowing equal to the lesser of
(i)$750,000 or (ii)80% of the domestic accounts receivable less than 60 days old. As of April 30, 1996, the Company had no borrowings outstanding under its line of credit.

The Company believes that its cash on hand and available borrowings under its bank line of credit will be sufficient to support its current and antipated operations through at least the end of 1996.

3.   BUSINESS OUTLOOK

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

                              Page 10 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                           PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this report.



                              Page 11 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 /s/ Michael A. Lento
                                 ---------------------
                                 Michael A. Lento
                                 President and Treasurer
                                 (Principal Financial and Accounting Officer)

Date: May 10,1996



                              Page 12 of 13 Pages

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                                 Exhibit Index

Exhibit                                                Description
- -------                                                -----------
  27                                                   Financial Data Schedule



                              Page 13 of 13 Pages