Form 10-Q/A
period 1995-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-05-21
CIK 723889

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1995

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Registrant had 5,052,082 shares of Common Stock, par value $.0l per share, outstanding on August 9, 1995.

This Amendment No. 1 on FORM 10-Q/A is being filed for the purpose of adding
Exhibit 27 to the FORM 10-Q of Microfluidics International Corporation for the quarter ended June 30, 1995, which was filed with the Securities and Exchange Commission on paper in August 1995 and electronically in April 1996.

MICROFLUIDICS INTERNATIONAL CORPORATION

                                                                        PAGE
                            INDEX                                      NUMBER
PART I.  Financial Information

     ITEM 1.     Financial Statements

           Consolidated Balance Sheets as of June 30                      3
           1995 and December 31, 1994

           Consolidated Statements of Operations                          5
           for the three and six months ended June 30, 1995 and 1994

           Consolidated Statements of Cash Flows                          6
           for the six months ended June 30, 1995 and 1994

           Notes to Financial Statements                                  7

     ITEM 2.     Management's Discussion and Analysis of                  8
                 Financial Condition and Results of Operations


PART II.  Other Information

     ITEM 4.     Submission of Matters to a Vote of Security             10
                 Holders

     ITEM 6.     Exhibits and Reports on Form 8-K                        10

                 Exhibit 27 - Financial Data Schedule                    12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MICROFLUIDICS INTERNATIONAL CORPORATION



                                   /s/ Michael A. Lento
                                   --------------------------------------
                                   Michael A. Lento
                                   President and Treasurer

Date:  May 21, 1996