Form 10-Q/A
period 1995-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-05-21
CIK 723889

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

This Amendment No. 1 on FORM 10-Q/A is being filed for the purpose of adding
Exhibit 27 to the FORM 10-Q of Microfluidics International Corporation for the quarter ended September 30, 1995, which was filed with the Securities and Exchange Commission on paper in November 1995 and electronically in April 1996

                    MICROFLUIDICS INTERNATIONAL CORPORATION


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


Date: May 17, 1996