Form 10-Q
period 1996-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-08-13
CIK 723889

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Registrant had 5,078,953 shares of Common Stock, par value $.01 per share, outstanding on August 5, 1996.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                                                                     PAGE
                   INDEX                                            NUMBER
                  -------                                           ------
PART I.   FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Balance Sheets as of June 30,                 3
          1996 and December 31, 1995

          Consolidated Statements of Operations for the              5
          three and six months ended June 30, 1996 and
          June 30, 1995

          Consolidated Statements of Cash Flows for the              6
          six months ended June 30, 1996 and June 30,
          1995

          Notes to Consolidated Financial Statements                 7


     ITEM 2.  Management's Discussion and Analysis of                9
     Financial Condition and Results of Operations

PART II. OTHER INFORMATION

     ITEM 4. Submission of matters to a vote of                     12
             security holders

     ITEM 6. Exhibits and Reports on Form 8-K                       12

     Signatures                                                     13


                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                    December 31,
                                   June 30, 1996        1995
                                   --------------    ----------
                                    (unaudited)
ASSETS

Cash and cash equivalents             $2,542,181   $1,903,418
Marketable securities                     98,561       83,640
Accounts receivable(less
allowance for doubtful accounts
of $47,382 at June 30, 1996
and December 31, 1995)                 1,521,628    1,751,199
Other receivables                        118,566       29,820
Inventory                              2,250,990    2,456,389
Prepaid expense                           81,765       62,153
                                      ----------   ----------
  Total current assets                 6,613,691    6,286,619

Equipment and leasehold
improvements, at cost
  Furniture, fixtures and
  Office equipment                       305,091      297,228
  Machinery and equipment                224,851      223,829
  Leasehold improvements                 111,249      111,249
                                      ----------   ----------
                                         641,191      632,306
  Less:accumulated depreciation
  and amortization                       482,820      457,910
                                      ----------   ----------
                                         158,371      174,396
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$318,178 at June 30, 1996 and
$296,218 at December
31, 1995)                                233,011      254,971
                                      ----------   ----------
     Total assets                     $7,005,073   $6,715,986
                                      ==========   ==========

   (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------

                                                        December 31,
                                        June 30, 1996      1995
                                       --------------   ------------
                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses                              $   671,727   $   513,640
Accrued compensation                         25,759       124,555
Accrued vacation pay                         48,711        48,710
Customer advances                             1,697
                                        -----------   -----------
  Total current liabilities                 747,894       686,905

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,078,953 and 5,058,203 shares
issued and outstanding at June 30,
1996 and at December 31,1995
respectively                                 50,690        50,582

Additional paid-in-capital               10,350,817    10,319,350
Accumulated deficit                      (3,771,457)   (3,969,920)
Unrealized appreciation on
  marketable securities                      98,561        83,640
Less: Treasury Stock, at cost,
  116,319 shares at June 30,
  1996 and 107,019 shares at
  December 31,1995 respectively           ( 471,432)    ( 454,571)
                                        -----------   -----------

   Total stockholders' equity             6,257,179     6,029,081
                                        -----------   -----------

   Total liabilities and
   stockholders' equity                 $ 7,005,073   $ 6,715,986
                                        ===========   ===========


(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                   -------------------      -------------------
                                    1996         1995        1996         1995
                                   ------       ------      ------       ------
                                       (unaudited)                (unaudited)

Revenues                         $1,600,487  $1,413,642   $3,094,947  $3,000,169
Cost of goods sold                  710,551     651,969    1,441,732   1,346,087
                                 ----------  ----------   ----------  ----------
Gross profit on
 revenues                           889,936     761,673    1,653,215   1,654,082

Operating expenses:

Research and
   development                      115,877     128,877      202,579     276,775
Selling, general and
   administrative                   764,209     822,297    1,328,722   1,561,972
                                 ----------  ----------   ----------  ----------
Total operating
   expenses                         880,086     951,174    1,531,301   1,838,747

Income(loss) from
   operations                         9,850    (189,501)     121,914    (184,665)

Interest income                      28,569      20,792       51,544      43,623
Other income                         12,503                   25,006
Income before taxes                  50,922    (168,709)     198,464    (141,042)
Income tax(provision)
  benefit                                                                (11,000)
                                                                      ----------

Net Income(loss)                 $   50,922  $ (168,709)  $  198,464  $ (152,042)
                                 ==========  ==========   ==========  ==========

Income(loss)per Common Share:

Primary:

 Average shares outstanding       5,000,070     5,038,153  4,989,011   5,038,501
 Net income(loss) per share            $.01       $(.03)        $.04  $     (.03)
                                 ==========  ==========   ==========  ==========

Fully Diluted:
 Average shares outstanding  5,000,070        5,039,724    4,991,961   5,038,986
 Net income(loss) per share            $.01       $(.03)        $.04  $     (.03)
                                 ==========  ==========   ==========  ==========

(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                              Six months ended
                                                              ----------------
                                                                   June 30,
                                                               1996        1995
                                                               ----        ----
Cash flows from (used by) operations:
Net income (loss)                                           $198,464   $ (152,042)
Reconciliation of net income (loss) to cash used by
  Operations:
  Depreciation and amortization                               46,870       49,636
  Federal income taxes                                        11,000
Effects of changes in operating working capital items:
  Decrease trade and other receivables                       140,825    1,041,794
  Decrease inventories                                       205,399       94,990
  (Increase)prepaid expenses                                 (19,612)    (178,689)
  Increase(decrease)accounts payable and accrued
   expenses                                                   60,988     (301,295)
                                                          ----------   ----------

     Net cash from operations                                632,934      565,394
Cash flows (used by) investing activities:
  Capital equipment                                           (8,885)     (45,338)
                                                          ----------   ----------
  Net cash (used by) investing activities                     (8,885)     (45,338)
Cash flows from financing
  Issuance of Common Stock option agreements                  31,575       25,917
                                                                       ----------
  Treasury Stock purchased                                   (16,861)
                                                          ----------
  Net cash from financing                                     14,714       25,917

Net increase in cash                                         638,763      545,973
Cash and cash equivalents at beginning                     1,903,418    1,673,811
                                                          ----------   ----------
Cash and cash equivalents at end                          $2,542,181    2,219,784
                                                          ==========   ==========
Supplemental disclosure information:
  Treasury stock acquired upon exercise of
  employees' stock options                                               $    696
                                                                         ========




(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
3.   INVENTORY

     The components of inventories on the following dates were:

                         June 30, 1996  December 31, 1995

     Raw Material           $1,636,449         $1,530,614
     Work in Progress          259,728            418,738
     Finished Goods            354,813            507,037
                            ----------         ----------
          Total             $2,250,990         $2,456,389
                            ==========         ==========


                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.    RESULTS OF OPERATIONS


Total Company revenues for the quarter ended June 30, 1996 were $1,600,487 as compared to revenues of $1,413,642 in the corresponding period last year, representing an increase of $186,845, or 13.2%. For the six month period ended June 30, 1996, revenues increased 3.2% to $3,094,947 from $3,000,169 for the first six months of 1995. North American sales for the three month period ended June 30, 1996 increased 58.7% to $1,224,089 from $771,462 for the three months ended June 30, 1995. Foreign sales were $376,398 for the quarter ended June 30, 1996, compared to approximately $642,000 for the quarter ended June 30, 1995, a decrease of $265,602, or 41.4%. For the six month period ended June 30, 1996, North American sales increased 26.0% to $1,988,693 from $1,578,169 for the first six months of 1995. Foreign sales were $1,106,254 for the six month period ended June 30, 1996, compared to approximately $1,422,000 for the six month period ended June 30, 1995, a decrease of $315,746, or 22.2%.

Cost of goods sold for the three months ended June 30, 1996 were $710,551, or 44% of revenue, compared to $651,969, or 46% of revenue, for the same period last year. For the six month period ended June 30, 1996, cost of goods sold increased 7.1% to $1,441,732 from $1,346,087 for the six month period ended June 30, 1995. The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold due to the difference in costs between air driven and electric-hydraulic units.

Operating expenses for the three months ended June 30, 1996 were $880,086 as compared to $951,174 for the same period last year, a decrease of $71,088 or 7.5%. Operating expenses for the six months ended June 30, 1996 were $1,531,301 as compared to $1,838,747 for the same period last year, a decrease of $307,446, or 17%. Research and Development expenses decreased by $74,196, of which approximately $29,600 was due to a reduction in payroll and related expenses, $15,000 due to a reduction in travel, and the receipt by the Company and Catalytica, Inc. of a joint federal grant, whereby the Company is reimbursed for up to 48% of its costs related to its grant-related research. The cost of Marketing and Sales decreased by approximately $215,705, from $1,051,059 to $835,354, due to a conscientious effort by management to make more cost effective expenditures in this area. Key line items reduced and the amount of the reductions were: payroll and related expenses of approximately $51,500, travel and entertainment of $40,437, advertising expenses of $46,086, and delivery expenses of $8,561. General and administrative expenses decreased by $17,545, or 3.4%.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Interest income for the three months ended June 30, 1996 increased 37.4% to $28,569 from $20,792 for the three months ended June 30, 1995. Interest income increased for the six months ended June 30, 1996 to $51,544 from $43,623 in the same period last year, an increase of $7,921 or 18.2%. These increases were due to an increase in the amount of cash available for investment.

The Company received other income of $12,503 and $25,006 for the three and six months ended June 30, 1996, respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome product line in December, 1995. The Company had a backlog of $36,762 and $414,551 at June 30, 1996 and June 30, 1995, respectively, consisting of purchase commitments for Microfluidizer equipment.


2. LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance of the Company was $2,542,181 at June 30, 1996, an increase of $638,763 from the December 31, 1995 balance of $1,903,418. The increase in cash and cash equivalents was principally the result of the decrease in inventories, an increase in accounts payable, and a decrease in receivables. The Company continues to maintain a line of credit with the Bank of Boston. The line of credit facility provides for maximum borrowing equal to the lesser of: $750,000 or; 80% of the domestic accounts receivable less than 60 days old. As of June 30, 1996 and July 31, 1996, the Company had no borrowings outstanding under its line of credit.

The Company believes that its cash on hand and available borrowings under its bank line of credit will be sufficient to support its current and antipated operations through at least the end of 1996.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

3. BUSINESS OUTLOOK

This report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                           PART II- OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On June 11, 1996, The Company held a special meeting in lieu of its annual meeting of its stockholders. The following matters were voted on at the special meeeting:

  1. The election of, Irwin J. Gruverman, Robert L. Bogomolny, Marshall S. Sterman, Michael K. Hooker and James N. Little;

  2. The amendment of the 1989 Non-Employee Director Stock Option Plan; and

  3. The ratification of the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31, 1996.

  The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

       Matter                  For    Against  Abstain  Broker Nonvotes
      --------               -------  -------  -------  ---------------

Election of Mr. Gruverman    4,639,753  90,210    N/A      N/A

Election of Mr. Bogomolny    4,653,853  76,110    N/A      N/A

Election of Mr. Sterman      4,643,703  86,260    N/A      N/A

Election of Mr. Hooker       4,649,503  80,460    N/A      N/A

Election of Mr. Little       4,655,953  74,010    N/A      N/A

Amendment of 1989
Option Plan                  2,844,785 277,737   58,894    1,548,547

Appointment of Coopers&
Lybrand L.L.P.               4,689,813  30,800    9,350    N/A

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 5, 1996