Form 10-Q
period 1996-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1996-11-13
CIK 723889

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

     (x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------  -----------
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

                                 (617)969-5452
                                 -------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                        -       -

Registrant had 4,931,352 shares of Common Stock, par value $.01 per share, outstanding on November 8, 1996.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   INDEX                                                             PAGE
                   -----                                                            NUMBER
                                                                                    ------
PART I.   FINANCIAL INFORMATION

       ITEM 1. Financial Statements

               Consolidated Balance Sheets as of September                             3
               30,1996 and December 31, 1995

               Consolidated Statements of Operations for the                           5
               three and nine months ended September 30, 1996
               and September 30, 1995

               Consolidated Statements of Cash Flows for the                           6
               nine months ended September 30, 1996 and
               September 30,1995

               Notes to Consolidated Financial Statements                              7

       ITEM 2. Management's Discussion and Analysis of                                 9
               Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

       ITEM 6. Exhibits and Reports on Form 8-K                                       12

               Signatures                                                             13

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                   December 31,
                                            September 30, 1996        1995
                                            ------------------     -----------
                                               (unaudited)
ASSETS

Cash and cash equivalents                         $2,407,191        $1,903,418
Marketable securities                                 91,436            83,640
Accounts receivable(less
allowance for doubtful accounts
of $46,076 at September 30, 1996
and $47,382 at December
31, 1995)                                          1,688,634         1,751,199
Other receivables                                     52,586            29,820
Inventory                                          2,246,106         2,456,389
Prepaid expense                                       44,888            62,153
                                                  ----------        ----------
  Total current assets                             6,530,841         6,286,619

Equipment and leasehold
improvements, at cost
  Furniture, fixtures and                            309,949           297,228
  office equipment
  Machinery and equipment                            225,396           223,829
  Leasehold improvements                             113,233           111,249
                                                  ----------        ----------
                                                     648,578           632,306
  Less: accumulated depreciation
  and amortization                                   496,220           457,910
                                                  ----------        ----------
                                                     152,358           174,396
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$329,158 at September 30, 1996
and $296,218 at December
31, 1995)                                            222,031           254,971
                                                  ----------        ----------
  Total assets                                    $6,905,230        $6,715,986
                                                  ==========        ==========

              (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------

                                                                                 December 31,
                                                          September 30, 1996        1995
                                                          ------------------     ------------
                                                               (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
         expenses                                              $   465,931       $   513,640
Accrued compensation                                                55,275           124,555
Accrued vacation pay                                                48,711            48,710
Customer advances                                                    6,125
                                                          -----------------     -------------
         Total current liabilities                                 576,042           686,905

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,083,671 and 5,058,203 shares
issued and outstanding at September
30,1996 and at December 31,1995,
respectively                                                        50,737            50,582

Additional paid-in-capital                                      10,358,290        10,319,350
Accumulated deficit                                             (3,633,388)       (3,969,920)
Unrealized appreciation on
         marketable securities                                      91,436            83,640
Less: Treasury Stock, at cost,
      154,119 shares at September
      30,1996 and 107,019 shares at
      December 31,1995 respectively                              ( 537,887)        ( 454,571)
                                                          -----------------     -------------
         Total stockholders' equity                              6,329,188         6,029,081
                                                          -----------------     -------------
         Total liabilities and
         stockholders' equity                                  $ 6,905,230       $ 6,715,986
                                                          =================     =============

     (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------

                                                        Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                      -----------------------        -----------------------
                                                       1996             1995          1996             1995
                                                      ------           ------        ------           ------
                                                            (unaudited)                     (unaudited)

Revenues                                              $1,525,395   $  825,344        $4,620,342   $3,825,513
Cost of goods sold                                       642,328      464,321         2,084,060    1,810,408
                                                      ----------   ----------        ----------   ----------
Gross profit on
 revenues                                                883,067      361,023         2,536,282    2,015,105

Operating expenses:

Research and
   development                                           113,817      217,049           316,396      493,824
Selling, general and
   administrative                                        666,040      739,911         1,994,762    2,301,883
                                                      ----------   ----------        ----------   ----------
Total operating
   expenses                                              779,857      956,960         2,311,158    2,795,707

Income(loss) from
   operations                                            103,210     (595,937)          225,124     (780,602)

Interest income                                           22,355       28,334            73,899       71,957
Other income                                              12,503       93,239            37,509       93,239
                                                      ----------   ----------        ----------   ----------
Income(loss)before taxes                                 138,068     (474,364)          336,532     (615,406)

Income tax(provision)                                                                                (11,000)
                                                      ----------   ----------        ----------   ----------
Net Income(loss)                                      $  138,068   $ (474,364)       $  336,532   $ (626,406)
                                                      ==========   ==========        ==========   ==========
Income(loss)per Common Share:

Primary:
 Average shares outstanding                            4,980,439    5,025,366         4,989,185    5,028,062
 Net income(loss) per share                           $      .03   $     (.09)       $      .07   $     (.12)
                                                      ==========   ==========        ==========   ==========
Fully Diluted:
 Average shares outstanding                            4,980,439    5,007,210         4,989,185    4,994,260
 Net income(loss) per share                           $      .03   $     (.09)       $      .07   $     (.13)
                                                      ==========   ==========        ==========   ==========

(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                               Nine months ended
                                                               -----------------
                                                                  September 30,
                                                          1996                   1995
                                                          ----                   ----
Cash flows from (used by) operations:
Net income (loss)                                         $ 336,532        $ (626,406)
Reconciliation of net income (loss) to cash used by
  Operations:
  Gain on sale of investment                                                  (93,239)
  Depreciation and amortization                              71,250            74,458
  Federal income taxes                                                         11,000
Effects of changes in operating working capital items:
  Decrease trade and other receivables                       39,799         1,603,300
  (Increase)decrease inventories                            210,283           (70,711)
  (Increase)decrease prepaid expenses                        17,265          (116,058)
  (Decrease)accounts payable and accrued
   expenses                                                (110,863)         (412,127)
                                                         -----------       ----------
 Net cash from operations                                   564,266           370,217
Cash flows from(used by) investing activities:
  Capital equipment                                         (16,272)          (51,917)
  Proceeds from sale of investment                                             93,239
                                                         -----------       ----------
  Net cash from (used by) investing activities              (16,272)           41,322
Cash flows from financing
  Issuance of Common Stock option agreements                 39,095            39,291
  Issuance of Common Stock Pursuant to
   Employee Purchase Plan                                                      13,807
  Treasury Stock purchased                                  (83,316)
                                                         -----------       ----------
  Net cash from (used for) financing                        (44,221)           53,098

Net increase in cash                                        503,773           464,637
Cash and cash equivalents at beginning                    1,903,418         1,673,811
                                                         -----------       ----------
Cash and cash equivalents at end                         $2,407,191         2,138,448
                                                         ===========       ==========
Supplemental disclosure information:
  Treasury stock acquired upon exercise of
  employees' stock options                                                 $      696
                                                                           ==========


(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
3. INVENTORY

   The components of inventories on the following dates were:

                         September 30, 1996         December 31, 1995


   Raw Materials         $1,703,084                 $1,530,614
   Work in Progress         214,772                    418,738
   Finished Goods           328,250                    507,037
                         ----------                 ----------
          Total          $2,246,106                 $2,456,389
                         ==========                 ==========

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.    RESULTS OF OPERATIONS

Total Company revenues for the quarter ended September 30, 1996 were $1,525,395 as compared to revenues of $825,344 in the corresponding period last year, representing an increase of $700,051, or 84.8%. For the nine month period ended September 30, 1996, revenues increased 20.8% to $4,620,342 from $3,825,513 for the first nine months of 1995. These increases in revenues are primarily the result of increased unit shipments in North America in each of the respective periods, offset by a decrease in unit shipments in foreign markets. North American sales for the three month period ended September 30, 1996 increased to $1,227,622 from $154,344 for the three months ended September 30, 1995. Foreign sales were $297,773 for the quarter ended September 30, 1996, compared to approximately $671,000 for the quarter ended September 30, 1995, a decrease of $373,227, or 55.6%. For the nine month period ended September 30, 1996, North American sales increased 85.6% to $3,216,315 from $1,732,513 for the first nine months of 1995. Foreign sales were $1,404,027 for the nine month period ended September 30, 1996, compared to approximately $2,093,000 for the nine month period ended September 30, 1995, a decrease of $688,973, or 32.9%. Management believes that the increased unit shipments were due to an increase in the demand in the various markets for the Company's products. There can be no assurance that these market conditions will continue to generate increased unit shipments or revenues.

Cost of goods sold for the three months ended September 30, 1996 was $642,328, or 42.1% of revenue, compared to $464,321, or 56.3% of revenue, for the same period last year. The cost of goods sold for the three month period ended September 30, 1995 included a write-off of $36,565, or 4.4% of revenue, for obsolete inventory. For the nine month period ended September 30, 1996, cost of goods sold, as a percentage of sales, decreased 2.2 percentage points to 45.1%, or $2,084,060 from 47.3%, or $1,810,408 for the nine month period ended September 30, 1995. The increase in the absolute dollar amount of cost of goods sold in each period primarily reflects the increased volume of units sold. The reduction in the cost of goods sold as a percentage of revenue was due to operating efficiencies.

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

Operating expenses for the three months ended September 30, 1996 were $779,857, or 51.1% of revenue, as compared to $956,960, or 116.0% of revenue for the same

                    MICROFLUIDICS INTERNATIONAL CORPORATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

period last year, a decrease of $177,103 or 18.5%. Operating expenses for the nine months ended September 30, 1996 were $2,311,158, or 50.0% of revenue, as compared to $2,795,707, or 73.1% of revenue, for the same period last year, a decrease of $484,549, or 17.3%. Research and Development expenses decreased by $177,428, of which approximately $97,600 was due to a reduction in costs related to a research project to solve equipment performance problems in the field, $42,100 was due to a reduction in payroll and related expenses, $14,000 was due to a reduction in travel, and $17,300 was due to a net reduction in the cost of a project jointly run by the Company and Catalytica, Inc., whereby the Company is reimbursed for up to 48% of its costs related to its grant-related research. The cost of Marketing and Sales decreased by approximately $224,561, from $1,470,811 to $1,246,250, due to a conscientious effort by management to make more cost effective expenditures in this area. Key line items reduced and the amount of the reductions were: payroll and related expenses of approximately $86,400, travel and entertainment expenses of $66,318, and advertising expenses of $55,504. General and administrative expenses decreased from $320,159 to $255,144, or $65,015, for the three months ended September 30, 1996 as compared to the same period last year. Such expenses decreased from $831,072 to 748,512, or $82,560, for the nine month period ended September 30, 1996 as compared to the same period last year. The principal reason for the dollar decrease in all periods was reduced spending on investor relations and professional fees.

Interest income for the three months ended September 30, 1996 decreased 21.1% to $22,355 from $28,334 for the three months ended September 30, 1995. Interest income increased for the nine months ended September 30, 1996 to $73,899 from $71,957 in the same period last year, an increase of $1,942 or 2.7%. This increase is due to an increase in the amount of cash available for investment.

The Company received other income of $12,503 and $37,509 for the three and nine months ended September 30,1996, respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome(R) product line in December, 1995. The gain on the sale of an investment for the three months ended September 30, 1995 of $93,239 was attributable to the sale of a portion of the Company's holdings in PolyMedica Industries, Inc. The Company had a backlog of $101,357 and $93,316 at September 30, 1996 and September 30, 1995, respectively, consisting of purchase commitments for Microfluidizer equipment.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its' operations primarily through the use of cash and cash equivalents on hand, and cash flow from operations. The cash and cash equivalents balance of the Company was $2,407,191 at September 30, 1996, an increase of $503,773 from the December 31, 1995 balance of $1,903,418,

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

principally from a decrease in inventories and income from operations. The Company continues to maintain a line of credit with the Bank of Boston. The line of credit facility provides for maximum borrowing equal to the lesser of:
$750,000 or; 80% of the domestic accounts receivable less than 60 days old. As of September 30, 1996 and October 31, 1996, the Company had no borrowings outstanding under its line of credit.

The Company believes that its' cash on hand and available borrowings under its bank line of credit will be sufficient to support its current and anticipated operations through at least the end of 1997.

3. BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

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

Date: November 11, 1996