Form 10-K
period 1996-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1997-03-31
CIK 723889

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                                ---------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                ---------------

                       COMMISSION FILE NUMBER:  0-11625

                    MICROFLUIDICS INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                       04-2793022
           ---------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


   30 OSSIPEE ROAD, P.0. BOX 9101
        NEWTON, MASSACHUSETTS                                       02164-9101
  ------------------------------------                              ----------
(Address of principal executive offices)                            (Zip Code)

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
Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 21, 1997 was $8,580,615.

The number of shares outstanding of the registrant's Common Stock as of March 21, 1997 was 4,903,212 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into Part III of this report.

ITEM 1.   BUSINESS:

COMPANY OVERVIEW:
----------------

          Microfluidics International Corporation ("Microfluidics" or the "Company"), through its wholly-owned subsidiaries, Microfluidics Corporation ("MFC") and MediControl Corporation ("MediControl"), which is currently inactive, specializes in producing and marketing proprietary Microfluidizer/(R)/ materials processor devices used for the creation of micro-droplets and dispersions in liquid streams for very fine mixing and blending applications. Microfluidizer devices have wide-spread use in chemical, pharmaceutical, biotechnology, cosmetics and food processing applications.

          Microfluidizer equipment is used to formulate emulsions, dispersions, and liposomes, and is used in cell disruption. Emulsions are found in a broad variety of common products, including processed foods, medicines and photographic films. Dispersions are often employed in products such as inks, pigments and coatings. The Company believes that the processing technique of the Microfluidizer equipment enhances the stability and consistency of emulsions and dispersions due to the equipment's unique ability to consistently produce uniform micron scale particles in many applications. Liposomes, which are biodegradable cell-like structures, are used to encapsulate medications or nutrients, and are typically used in cosmetic or pharmaceutical products. In addition, Microfluidizer equipment may be used in biotechnology applications to harvest, through cell disruption, the cultivated product contents of plant and animal cells.

          The Company was incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation (MFIC). Its principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts, and its telephone number is (617) 969-5452.

THE TECHNOLOGY:
--------------

          The Company's Microfluidizer devices are based on patents and related technology that was licensed by MFIC from Arthur D. Little & Co. in 1983 and subsequently purchased by MFIC in 1985. The Company holds two United States patents related to the apparatus and process used to intimately mix liquids and disperse particulate solids in microemulsions.

          The Company's Microfluidizer device is used in the processing industries to mix materials that are normally very difficult to mix. The Microfluidizer devices allow manufacturers in such industries as chemicals, pharmaceuticals, biotechnology, cosmetics, and food processing, to produce higher quality products with better characteristics on a more consistent basis than with other blending and mixing techniques.

          In the Microfluidizer device, two or more ingredients are pumped into the device under high pressure. The fluid streams are then injected at very high speeds into the proprietary interaction chamber where the streams collide in a confined space and resultingly interact. This collision of fluids under these conditions causes the thorough mixing and integration of the component ingredients. The result is a uniform, consistent, and lump-free product. The process can also be used in biotechnology cell-rupture applications. The precision with which the Microfluidizer device can be used to break up materials allows the encapsulating cell wall to be ruptured with minimum damage to or contamination of the cell contents. The advantage of Microfluidics' equipment is its ability to: (i) reduce the particle size of ingredients to minute levels using extremely high pressures [up to 40,000 pounds per square inch ("psi")]; and (ii) precisely control the process so all component ingredients are uniformly affected by interaction.

          The Company believes its patented Microfluidizer device, with its unique ability to consistently produce micron and sub-micron-size particles, allows users to manufacture new and improved formulations with enhanced product stability and formulation consistency. The Company's technology is distinguished by its ability to provide uniform treatment of all elements of a formulation. The Company believes that causing processed material to flow through fixed channels under nearly constant high pressure into a confined liquid collision zone within its proprietary interaction chamber differentiates its equipment from the equipment of its competitors. The resulting high intensity forces of shear (flow), impact and cavitation (vapor bubble implosion) forces caused thereby uniformly affect all materials in the collision zone, reducing the size of droplets or particles in the material flow to a uniform micron-size scale. Smaller and more uniform particles result in increased surface area that can substantially improve the compatibility of formulation ingredients, allowing a much higher level of homogeneity. In contrast, the Company believes that other mixing technologies are limited by non-uniform pressure, variable geometry processes, lower practical operating pressures and accordingly impart less energy in mixing and produce less uniform formulations that are inferior to those produced with the Microfluidizer device.


          Among the benefits believed to be imparted by Microfluidizer processing for various industries are:

          *    extension of shelf life
          *    enhanced flavor and texture
          *    consistency of  color and fragrance
          *    improved delivery of drugs and cosmetics
          *    elimination of additives and solvents
          *    more uniform product appearance
          *    more effective (higher yield) cell rupture

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

          The Company believes that the equipment of its competitors generally incorporate mechanical components in the mixing valves that move continually during processing, allowing variable size particles to pass through and resulting in non-uniform, inconsistent products. In contrast, the Company's equipment contains no in-line moving parts in the high energy mixing zone. In addition, while the Company believes that competing equipment frequently needs to repeat a mixing process cycle, Microfluidics' equipment can achieve results that are similar or superior to its competitor's results with fewer mixing cycles. An additional advantage of the Microfluidizer equipment is that it can be scaled up to larger, higher volume product requirements in a reliable manner.

COMMERCIAL APPLICATIONS:
-----------------------

          The Microfluidizer equipment can be used to mix and formulate emulsions, dispersions and liposomes, and for cell disruption.

          Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions make up many products, such as processed foods, medicines, photographic films, hydraulic fluids and polymers. The Company believes that, generally, an emulsion processed with a Microfluidizer equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to enhance product stability.

          Dispersions are mixtures of fine solids suspended in liquid so that the two do not separate readily after processing. Similar to emulsions, dispersions are used in a variety of consumer and industrial products, including pigments for paints and inks, iron oxide for magnetic tapes and mascara, phosphorescent coatings for TV screens and fluorescent lamps, barium titanate for capacitors, toners and inks.

          Liposomes are biodegradable cell-like structures, formed from materials such as cholesterol and lecithin, that can be used to encapsulate medications or nutrients. Pharmaceutical and cosmetic manufacturers use liposomes as a delivery system to target active ingredients for specific anatomical sites and to prolong their efficacy. To date, liposomes have been used commercially primarily in the area of medical diagnostic agents and cosmetics. Applications include the encapsulation of dye to be used as a marker in medical diagnostic tests and the encapsulation of ingredients for deeper skin penetration, or time release control, as well as pharmaceutical, food and specialized agricultural applications.

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

          With the introduction of the Diamond Interaction Chamber, the Company targeted the markets for processing abrasive materials by wet milling and wet grinding, which cause deagglomeration and dispersion of these materials into slurries.

          The Company continually seeks to expand the applications for which the Microfluidizer materials processing technology can be used. The Company is exploring other applications for the Microfluidizer processing technology in research and licensing arrangements with Worcester Polytechnic Institute ("WPI") and Catalytica, Inc. ("Catalytica"). See "Research and Development".


THE PRODUCTS:
------------

          Microfluidics currently manufactures and markets the following lines of equipment that range in price from $12,000 to $500,000:

          The HC Series:  The HC Series, also known as "Homogenizers," is a
          -------------
laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer's product with greater flow rates than the more energy intensive Microfluidizer devices. Operating pressures of products in the Company's HC Series can range from under 500 psi to as high as 8,000 psi, and will process as much as two liters of fluid per minute. The original pneumatically driven laboratory-scale Microfluidizer device has been supplemented by more costly, electrically driven unit.

          The M-110 Series:  The 110 Series, a laboratory product line, is
          ----------------
designed primarily for research and development applications. . Standard models can operate at pressures as high as 25,000 psi and have a flow rate that exceeds one-half of a liter of product per minute. The original pneumatically driven laboratory-scale Microfluidizer device has been supplemented by a newer, more costly, electrically driven unit.

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

          The M-210 Series:  The 210 Series is primarily marketed to
          ----------------
manufacturers who have created a successful new or improved formulation on a 110
series unit and would like to increase their productive capacity.   The 210
Series unit is typically used for testing formulations at greater volume levels before initiating full scale production. Pneumatically driven 210 Series devices have been supplemented by more costly, electrically driven units. For some customers (such as pharmaceutical product manufacturers), the 210 series may have the capacity to function as a production unit.

          The M-610 Series:  The 610 Series consists of custom built models used
          ----------------
for large-scale manufacturing. These units have flow rates of up to 50 gallons per minute and generate operating pressures up to 40,000 psi.

MARKETING AND SALES:
-------------------

          The Company's strategy is to sell laboratory Microfluidizer systems such as the M-110 Series or the M-140K into customers' research and development departments where chemists, formulators, scientists and process engineers are searching for new and better formulations of their products. If the laboratory Microfluidizer systems and technology are effective in creation or reformulation of products, then Microfluidizer systems such as the 210 Series or the 610 Series are placed in a customer's operations department for use in commercial quantity manufacture of such new or improved products.

          Marketing is conducted through advertising, direct mail, seminars, trade shows and telemarketing. In addition, the Company has an active program of field demonstrations, as well as demonstrations to potential users in the Company's applications laboratory. International distributors and sales agents are supported with trade advertising, collateral literature and trade show materials. The distributors also advertise directly on their own behalf and attend regional and international trade shows. As an aid to the marketing and sales activity for the equipment, the Company provides a complete applications testing laboratory service. This service includes free processing and particle size and distribution analysis of a prospective customer's sample formulation. Additionally, a prospective customer may pay for subsequent laboratory time and services on a fee for services basis, which includes equipment rentals.

          The Company sells its equipment in the U.S. through a network of independent regional sales representative firms who are overseen and assisted by the Company's regional sales managers. In Canada, the Company has an exclusive distributor. In Europe, the Company utilizes a network of independent regional sales agents and distributors who are assisted by the Company's resident sales manager and his staff. In Asia, the Company sells through regional distributors who are assisted by the Company's manager of Asian Sales.

CUSTOMERS:
---------

          The users of Microfluidizer systems are industrial producers of high value added fluid materials in the chemical, pharmaceuticals, food, cosmetic and biotechnology industries. Mizuho Industrial Co. Ltd., a distributor, accounted for 17% of revenues in 1996. One other distributor (Inland) accounted for 10% of revenues in 1996. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's results of operations.

COMPETITION:
-----------

          The Company believes that its Microfluidizer equipment competes with high and low pressure homogenizers and high energy mechanical dispersing equipment. Homogenizers are directly descended from the first milk homogenizer, introduced around 1900. Mechanical dispensers employ high shear technology, which consists of blades rotating in a vessel containing the material to be dispersed. The Company believes that machines produced by other manufacturers have, in general, more moving parts and operate at lower pressures and impart less intense process energy. Colloid mills are also used to produce emulsions and dispersions. Other types of rotor-stator mixing equipment, which are sometimes referred to as low-shear mixers, are generally not competitive in function with the Company's equipment, but may be useful in pre-mixing product for subsequent processing by other means, including Microfluidizer processing.

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

          The Company believes that most competing technologies in cell rupture processing frequently contaminate the cell contents with membrane debris, and/or by introducing contamination from media breakdown, requiring additional downstream separation and purification and resulting in lower yield. Further, such technologies usually require multiple passes to adequately process cells.

          The Company believes that competing equipment and processes generally require more treatment cycles in order to attain a similar result to that produced on Microfluidizer equipment. Also, in many instances even repetitive treatment cycles on such competing equipment will not yield a similar result to that obtained with the use of Microfluidizer processing.

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

RESEARCH AND DEVELOPMENT:
------------------------

          The Company's research and development efforts are focused on developing new mixing techniques for the process industries and further enhancing the functionality, reliability and performance of existing products. Research and development costs were $762,620, $691,466, and $450,477 in 1994, 1995, and 1996, respectively. Certain costs of cooperative undertakings discussed below are included in the research and development expenditures.

COOPERATIVE RESEARCH ARRANGEMENTS:
---------------------------------

          The Company subsidizes research and development activities centered around Microfluidizer processing technology at a number of research centers and universities. The Company's subsidy of these activities takes the form of substantial reduction or elimination of the customary rental charges for the Microfluidizer equipment provided for use. Currently, the Company is subsidizing research and development in the following fields at the following universities:
The University of Massachusetts, Lowell - biotechnology; Lehigh University - polymer chemistry; Universite Laval (Quebec) - food science; Worcester Polytechnic Institute ("WPI") - catalytic chemistry; Rutgers University - ceramics; and Purdue University - pharmaceuticals. In addition to their research activities, these universities provide the Company with contacts at industrial companies that may utilize the Microfluidizer processing technology.

          In addition to providing subsidies, the Company has entered into the following research arrangements:

          Worcester Polytechnic Institute (WPI)
          -------------------------------------

          The Company has supported research and development at WPI since 1988. In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for commercial applications the Microfluidizer process technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advanced ceramic materials; and (iii) the destruction of volatile organic compounds and other organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer processing technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued in the United States in 1995. In 1996 one applied for patent was granted in France for European entry in the PCT countries. Patent issuance for these process technologies in several other foreign jurisdictions is either pending or in the latter stages of prosecution.

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

          Catalytica, Inc.(Catalytica)
          ----------------------------

          In 1993, the Company entered into a licensing agreement as co-licensee with Catalytica, and WPI, and concurrently formed a collaboration with Catalytica. WPI granted to Microfluidics and Catalytica, jointly, an exclusive, worldwide license to develop and commercialize the Microfluidizer process technology developed at WPI for the synthesis of nanometer size, high purity, solid state metal oxide materials. Microfluidics and Catalytica are currently focusing on technically refining this process with the objectives of licensing the process to catalysts manufacturers, or producing advanced catalysts for resale.

          In November of 1994, the Company and Catalytica were jointly awarded a $2 million matching funds grant under the Advanced Technology Program of the United States Department of Commerce's National Institute of Standards and Technology. The Advanced Technology Program is designed to assist in funding emerging, economically important projects with well defined research and development, technology and business objectives. The grant was awarded to the Company and Catalytica to develop and demonstrate the ability, using patented Microfluidizer equipment, to synthesize nanometer size catalysts providing enhanced performance for use in the chemical and petroleum refining industries. The project targets three types of nanometer-size catalysts: mixed metal oxides used in chemical manufacturing, non-crystalline zeolites used for petrochemical production and colloidal catalysts used for processing by the petroleum refining industry. During the remaining year of the project, the Company has budgeted expenditures of approximately $350,000. Under this grant, the Company will be reimbursed 48% of its expenditures. The first year of the project sought to demonstrate technical aspects such as synthesis techniques and catalyst performance, followed by prototyping-typing proof of principle and scale up for pilot production in year two, and customer evaluation in year three. In 1996, in Phase 2 of the grant, the Company delivered to Catalytica a highly modified Microfluidizer system which functions as a "continuous chemical reactor" for advanced materials formulation. There can be no assurances that this project will result in technology useful for the chemical and petroleum refining industries or that any revenue will be generated from the results of this project.


PATENTS AND PROPRIETARY RIGHTS PROTECTION:
-----------------------------------------

          To protect its proprietary rights, the Company relies on a combination of U.S. patent and trademark laws, trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. In addition, the Company has not sought patent or trademark protection for its interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. The Company's process patent expires March 13, 2007 and its equipment patent expires August 6, 2002.

MANUFACTURING:
-------------

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

          At present, the Company's customers include companies who are making FDA approved drugs and preparations for external use and companies who utilize Microfluidizer equipment for the formulation or production of FDA approved parenteral (injectable) drugs or compounds.

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

BACKLOG:
-------

          The Company's backlog of accepted and unfilled orders at March 21,1997 and March 26, 1996 was $926,758, and $635,697 respectively. Revenue is not recognized until equipment is shipped. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

EMPLOYEES:
---------

          The Company has approximately 40 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be excellent. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

ITEM 2.   PROPERTIES

          The Company rents approximately 32,000 square feet of offices, production and research and development facilities in Newton, Massachusetts for administrative, development and production activities at an annual expense of approximately $150,000. The lease term expires on May 31, 1998. The Company believes that this facility will be adequate for operations for the next two years, assuming an extension of the present lease.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Company's Common Stock is traded on The Nasdaq National Market under the symbol "MFIC". The following table sets forth the range of quarterly high and low bid quotations for the last two fiscal years, as furnished by the National Association of Securities Dealers Automated Quotation System. The quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.


Quarters Ended     12/31     9/30   6/30   3/31    12/31   9/30   6/30   3/31
                    1996     1996   1996   1996     1995   1995   1995   1995

Common Stock
Low               1-3/16    1-1/2  1-5/8  1-1/2  1-15/32  2-7/8  3-1/8  3-1/2
High              2-1/32  1-15/16  2-5/8  2-3/8    3-5/8  4-3/8  4-3/8  4-3/8

          As of March 21, 1997, there were approximately 442 holders of record of the Company's Common Stock.

          The Company has never paid any cash dividends on its Common Stock and presently anticipates that no dividends on its Common Stock will be declared in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. In, addition, pursuant to loan covenants contained in the Company's loan agreement with its commercial leader, the Company may not pay dividends without the commercial leader's prior approval.

ITEM 6.   SELECTED FINANCIAL DATA

          The selected financial information presented below is derived from the consolidated financial statements of the Company for the five years ended December 31, 1996. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

SELECTED INCOME STATEMENT DATA

                                                  Year Ended       Year Ended       Year Ended       Year Ended        Year Ended
                                                 December 31,     December 31,     December 31,     December 31,      December 31,
                                                    1996             1995              1994             1993              1992

Total revenues................................   $ 6,273,768       $ 5,273,399     $ 7,298,416      $ 6,778,098     $ 4,496,645
Operating expenses............................     5,922,885         6,556,747       6,796,397        5,897,569       4,085,009
Operating income (loss).......................       350,883        (1,283,348)        502,019          880,529         411,636
Net interest..................................       100,612            98,675          43,608           23,705           6,977
Other income..................................        50,009
Gain on sale of investments and assets........                         174,776                           34,096          94,599
                                                 -----------       -----------     -----------      -----------     -----------
Income (loss) before taxes and
    extraordinary item........................       501,504        (1,009,897)        545,627          938,330         513,212
Income tax benefit (provision)................                      (1,107,422)        791,058          (55,979)       (211,058)
                                                 -----------       -----------      ----------      -----------     -----------
Income (loss) before
    extraordinary item and cumulative
    effect of accounting change...............       501,504        (2,117,319)      1,336,685          882,351         302,154
                                                 -----------       -----------     -----------      -----------     -----------
Extraordinary item............................                                                                          186,807
Cumulative effect of change in
    accounting for income taxes...............                                                          290,609
                                                 -----------       -----------     -----------      -----------     -----------
Net income (loss).............................   $   501,504       ($2,117,319)    $ 1,336,685      $ 1,172,960     $   488,961
                                                 ===========       ===========     ===========      ===========     ===========
Income (loss) per primary share
    before extraordinary item and
    cumulative effect of an
    accounting change.........................   $       .10       $      (.43)    $       .26      $       .20     $       .08
Extraordinary item per primary
    share.....................................                                                                              .05
Cumulative effect of change in
    accounting for income taxes per
    primary share.............................                                                              .07
                                                 -----------       -----------     -----------      -----------     -----------
Net income (loss) per primary share...........   $       .10       $      (.43)    $       .26      $       .27     $       .13
                                                 ===========       ===========     ===========      ===========     ===========

SELECTED BALANCE SHEET DATA

Working Capital...............................   $ 6,072,621       $ 5,599,714     $ 6,626,006      $ 5,758,763     $ 2,371,938
Total Assets..................................     7,183,324         6,715,986       9,192,505        7,455,910       3,714,664
Stockholders' equity..........................   $ 6,428,523       $ 6,029,081     $ 8,069,524      $ 6,467,414     $ 2,735,827

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW
          --------

          During 1996 Microfluidics International Corporation made a marked financial recovery and continued to implement changes, begun in 1995, that strengthened the Company's overall organization strategically. In the latter half of 1995, the Company began to revamp its senior management team and realign its sales structure and network. During 1996 a great deal of progress was made toward implementing these and other changes. These changes were effected in order to return the Company to sales growth and profitability. A partial list of the Company's efforts includes:

 .The appointment of a new and seasoned management team including a President, Vice President of Sales/Marketing, Controller, and Design Engineering Manager.

 .The expansion of the Company's management efforts and capabilities that focus on European sales.

 .The replacement and augmentation of sales representative organizations and agents in North America and Europe.

 .The strengthening of the Company's Customer Service Department.

RESULTS OF OPERATIONS

          FISCAL 1996 COMPARED TO FISCAL 1995
          -----------------------------------

          Total Company revenues for fiscal 1996 were $6,273,768 as compared to revenues of $5,273,399 in fiscal 1995, representing an increase of $1,000,369, or 19%. This increase in revenues was primarily the result of increased unit shipments in North America, offset by a decrease in unit shipments in foreign markets. During fiscal 1996, there were no increases in prices. For fiscal 1996, North American sales increased 52% to $4,213,766 from $2,775,000 for fiscal 1995. Foreign sales were $2,060,000 for fiscal 1996, compared to $2,497,248 for fiscal 1995, a decrease of $437,248, or 18%, due to a decrease in demand. Management believes that, overall, the increased unit shipments were due to an increase in the demand in the various markets for the Company's products. There can be no assurance that these market conditions will continue to generate increased unit shipments or revenues.

          Sales of the M-110 laboratory Series increased by approximately $818,000, or 50% of sales to $3,155,682, in 1996 from $2,337,878, in 1995, while spare part sales increased by approximately $658,000, or 28% of sales to $1,778,000 in 1996, from $1,120,000 in 1995. Sales of the M-210 Series decreased by approximately $109,000 to $977,045, or 16% of sales in 1996 from $1,086,318, or 21% of sales in 1995. Sales of the HC Series decreased by approximately $130,000, or 1% of sales to $86,370 in 1996, from $216,488 in 1995. In addition, the Company's sale of large volume production units in fiscal 1996 was one unit, down from two units in fiscal 1995, representing a decrease of approximately $257,000.

          Cost of goods sold for fiscal 1996 was $2,847,224, or 45% of revenue, as compared to $2,813,801, or 53% of revenue, in fiscal 1995. The increase in the absolute dollar amount of cost of goods sold in 1996 primarily reflects the increased number of units sold. The decrease in the cost of goods sold, as a percentage of revenue, was primarily the result of a 7% decrease in material cost to $2,295,285 in 1996, or 36% of revenue, from $2,263,606 in 1995, or 43%
of revenue.

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

          Operating expenses for fiscal 1996 were $3,075,662 or 49% of revenue, as compared to $3,742,946, or 71% of revenue for fiscal 1995, a decrease of $667,284, or 18%.This was a result of management's efforts to control costs. Research and development expenses decreased to $450,477 in fiscal 1996 from $691,466 in fiscal 1995, primarily due to a reduction in payroll and related expenses from $507,159 to $370,996, and a decrease in research and development expenses from $141,153 to $32,709 of which approximately $97,000 was due to a reduction in costs related to a research project to solve equipment performance problems in the field. Sales and marketing expenses in fiscal 1996 decreased to $1,674,941, or 27% of revenue, from $1,895,274, or 36% of revenue, in fiscal 1995 as a result of a conscientious effort by management to make more cost effective expenditures in this area. Key line items reduced and the amount of the reductions were: payroll and related expenses of $90,048; travel and entertainment of $70,473; advertising expenses of $31,105, and delivery expenses of $30,858. General and administrative expenses deceased to $950,243, or 15% of revenue, in fiscal 1996 from $1,156,206 in fiscal 1995, or 22% of revenue. The line items reduced and the amount of the reductions were: professional fees of $59,837; investor relations of $50,514, and payroll and related expenses of $35,158.

          Interest income increased 2% to $100,612 in fiscal 1996 from $98,675 in fiscal 1995. This increase is due to an increase in the amount available for investment. No interest expense was incurred in either fiscal 1996 or fiscal 1995.

          The Company received other income of $50,009 for fiscal 1996. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome/(R)/ product line in December, 1995.

          FISCAL 1995 COMPARED TO FISCAL 1994
          -----------------------------------

          Total Company revenues for fiscal 1995 were $5,273,399, as compared to $7,298,416 in fiscal 1994, a decrease of $2,025,017, or approximately 28%. This decline was primarily the result of decreased unit shipments in North America by 42% from approximately $4,753,000, in 1994 to $2,775,000, in 1995. Foreign
revenue for the year was $2,497,248, representing approximately 47% of total revenue, as compared to $2,543,566 or 35% of total revenue in fiscal 1994. Management believes that the decreased unit shipments were due to a decrease in demand in various markets for the Company's products. There were no price increases in fiscal 1995.

          Sales of the M-110 Series decreased by approximately $416,000, or 15% to $2,337,878 in 1995 from $2,753,613 in 1994. Sales of the M-210 Series decreased by approximately $540,000 or 33% of sales, to $1,086,318 in 1995 from $1,626,428 in 1994. In addition, the Company's sale of large volume production units in fiscal 1995 was two units, down from five units in fiscal 1994, and represented a decrease of approximately $868,000 to $637,397, or 58% of sales, in 1995 from $1,505,380 in 1994.

          Cost of goods sold for fiscal year 1995 was $2,813,801, or 53% of revenue, as compared to $2,968,030, or 41% of revenue, in fiscal 1994. The increase in the cost of goods sold, as a percentage of revenue, was primarily the result of a 7% increase in material cost to $2,263,606 in 1995, or 43% of revenue, from $2,628,839 in 1994.

          Labor related costs increased to $428,439, or 8% of revenue in 1995, compared to $267,250 in 1994. Obsolete inventory was $66,565, or 2% of sales in 1995.

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

          Operating expenses for fiscal 1995 were $3,742,946 as compared to $3,828,367 for fiscal 1994, a decrease of $85,421 or 2%. Research and development expenses decreased to $691,466 in fiscal 1995 from $762,620 in fiscal 1994, primarily due to a grant reimbursement from the United States Department of Commerce in the amount of $118,638 for 1995 in connection with the Company's continued research efforts with Worcester Polytechnic Institute and Catalytica, Inc. Sales and Marketing expenses increased to $1,895,274, or 36% of revenue, from $1,764,060, or 24% of revenue, in fiscal 1994 as a result of the Company's continued efforts to expand and strengthen its sales force. General and administrative expenses decreased to $1,156,206 in fiscal 1995 from $1,301,687 in fiscal 1994.

          Interest income increased 126% to $98,675 in fiscal 1995 from $43,608 in fiscal 1994, reflecting the amount of cash available for investment due to the collection of accounts receivable in 1995. No interest expense was incurred in either fiscal 1995 or fiscal 1994.

          In fiscal 1995, the Company recognized a gain of $93,239 on the sale of a portion of its holdings in PolyMedica Industries, Inc. The market value for the remaining 13,940 shares owned by the Company at December 31, 1995 was $83,640.

          On December 27, 1995, the Company sold to ChemMark Development, Inc. ("ChemMark") its business of manufacturing and distributing proprietary cosmetic liposomal formulations, sold under the trade name Dermasome/(R)/. In return for ChemMark's payment of $50,000, the Company transferred to ChemMark its Dermasome/(R)/ trademark, its customer list, its products list, all unfilled Dermasome/(R)/ orders, and all products and product literature. Additionally, the Company granted to ChemMark a two year, world-wide, exclusive license to use the Company's proprietary technology and know-how to manufacture and distribute Dermasome products. In exchange, the Company received a one-time, non-refundable $50,000 rights grant acquisition fee, and the payment over the license term of a percentage royalty equal to ten percent (10%) of the net sales realized by ChemMark on the sale of products derived from the Company's technology. Notwithstanding the amount of such percentage royalty, ChemMark was obligated to pay a minimum royalty payment in the amount of $100,000, payable in 22 equal monthly installments of $4,168, with a final payment of $8,333 due upon the second anniversary of the agreement. As security for ChemMark's performance of its obligations to the Company, the Company retains a security interest in the Trademark. The Company recognized a gain of $81,537 upon the sale of the Dermasome/(R)/ business.

          The tax provision of $1,107,422 principally resulted from the recording of valuation allowance for net operating loss carryforwards, tax credits carryforwards, and other deferred tax assets, which may not be realized.


LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations primarily through the use of cash and cash equivalents on hand, and cash flows from operations.

          The Company generated cash of $1,014,631 and $182,545 from operations in 1996 and 1995, respectively. In 1994, the Company used $1,674,344 to fund operations. In 1996, this amount was principally the result of net income from operations, increased by a decrease in both inventory and accounts receivable and other receivables. In 1995, this amount was principally the result of a net loss from operations, increased by an income tax provision, and a decrease in inventory and accounts receivable and other receivables. In 1994, this amount was principally the result of net income from operations, decreased by an income tax benefit, and an increase in inventories and accounts receivable and other receivables.

          The Company utilized $21,636, $9,017 and $51,470 for investing activities in 1996, 1995 and 1994, respectively. Net cash used for investing activities in each period related primarily to purchasing fixed assets and leasehold improvements. In addition, in 1995, cash needed for investing activities also included the purchases of an intangible asset, offset by proceeds from the sale of the Dermasome/(R)/ business ($101,800), as well as a $93,239 gain on the sale of 10,000 shares of PolyMedica Industries, Inc. stock. As of December 31, 1996, the Company had no material commitments for capital expenditures.

          For financing activities, the Company utilized cash of $109,859 in 1996, and generated cash of $56,079 and $202,582 in 1995 and 1994, respectively. In 1996, this amount was principally the result of the purchase of treasury stock. In both 1995 and 1994, these amounts were principally the result of purchases of common stock under both the employee stock purchase plan, and the employee stock option plan.

          The cash and cash equivalents balance at December 31, 1996 was $2,786,554, an increase of $883,136 from the December 31, 1995 balance of $1,903,418. The Company continues to maintain a line of credit with the Bank of Boston equal to the lesser of $750,000 or 80% of the domestic accounts receivable that are less than 60 days old. The available line, as of March 21, 1997, was $436,835. The accounts receivable balance as of March 21, 1997 was $866,533.

          Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances will be sufficient to meet its, working capital requirements for at least the next twelve months.

          The Company may, from time to time, consider an acquisition of complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any such acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"), which is effective for fiscal years ending December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data present after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Committee entitled International Accounting Standard, "Earnings Per Share" ("IAS 33"). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

BUSINESS OUTLOOK

          The Company believes that this report contains forward-looking statements that are subject to certain risks and uncertainties. These forward looking statements include statements regarding expansion of sales, profitability liquidity, the adequacy of the Company's facilities, the development of the Company's products, and potential strategic arrangements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Consolidated Financial Statements of the Company and its Subsidiaries appear on the following pages of this Form 10-K.

                                                                  Page

Report of Independent Accountants                                 F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995      F-2 & F-3

Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994                        F-4

Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                        F-5

Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1996, 1995 and 1994    F-6

Notes to Consolidated Financial Statements                        F-7

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------

          The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS
------------------

          The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A)(1.) CONSOLIDATED FINANCIAL STATEMENTS.

                  The following Consolidated Financial Statements are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1996 and 1995

                  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

                  Report of Independent Accountants


          (A)(2.) FINANCIAL STATEMENT SCHEDULES.

                  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          (A)(3.)   LIST OF EXHIBITS.

          Exhibit
          Number    Description of Exhibit
          ------    ----------------------

          3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and incorporated herein by reference).

          *3(b)     Amended and Restated By-Laws for the Company.

          10(a) 1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

          10(b) 1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

          10(c)     1989 Non-Employee Directors Stock Option Plan (filed as
                    Exhibit 10.1 to the Company's registration statement on Form S-8 filed October 22,1996 and incorporated herein by reference).

          10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.1 to Form 8-K filed on December 27, 1993 and incorporated herein by reference).

          10(e) Lease for 30 Ossipee Road, Newton, Massachusetts dated April 22, 1993 between Microfluidics International Corporation and
                    J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10(e) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

          10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

          10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as
                    Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

          *10(h) Amendment to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993.

          *10(i) Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993.

           10(j) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

           10(k) Agreement, dated July 27, 1995, between Microfluidics International Corporation and Michael T. Rumley. (filed as
                    Exhibit 3.10(i) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference.)

           10(l) Letter, dated August 16, 1995, from Microfluidics International Corporation to Michael T. Rumley. (filed as
                    Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference.)

          *10(m) Letter, dated December 31, 1995 from Microfluidics International Corporation to Irwin J.Gruverman.

           10(n) Warrant for the Purchase of Shares of Common Stock, dated July 15, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as exhibit 3.10(l) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein as reference.)

          *10(o) Letter, dated December 31, 1996, from Microfluidics International Corporation to Irwin J. Gruverman.

          *10(p) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1,1995 regarding participation in and management of the Advanced Technology Program (ATP).

          *10(q) Consulting Agreement dated March 3, 1997 between James Little and Microfluidics International Corporation.

          *11       Statement regarding computation of per share earnings.

          *21       Subsidiaries of the Registrant.

          *23       Consent of Coopers & Lybrand L.L.P.

          *27       Financial Data Schedule
_____________________
  *Filed herewith






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

          (D)  FINANCIAL STATEMENT SCHEDULES.

               See (a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Stockholders of Microfluidics
International Corporation:

We have audited the accompanying consolidated balance sheets of Microfluidics International Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microfluidics International Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 12, 1997

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                          -------------------------
                                                              1996         1995
                                                          ------------  -----------

ASSETS

Cash and cash equivalents                                  $2,786,554   $1,903,418
Marketable securities (Note C)                                 67,437       83,640
Accounts receivable, less allowance of $41,076
 and $47,382 in 1996 and 1995, respectively (Note F)        1,605,932    1,751,199
Other receivables                                              53,873       29,820
Inventory (Notes D and F)                                   2,291,768    2,456,389
Prepaid expenses                                               21,858       62,153
                                                           ----------   ----------
          Total current assets                              6,827,422    6,286,619
Equipment and leasehold improvements, at cost(Note F)
          Furniture, fixtures and office equipment            312,664      297,228
          Machinery and equipment                             226,395      223,829
          Leasehold improvements                              114,883      111,249
                                                           ----------   ----------
                                                              653,942      632,306
Less:  Accumulated depreciation and amortization             (509,091)    (457,910)
                                                           ----------   ----------
                                                              144,851      174,396
Patents, licenses and other intangible assets (net of
          accumulated amortization of $335,629 in 1996
          and $291,709 in 1995)(Note E)                       211,051      254,971
                                                           ----------   ----------
          Total assets                                     $7,183,324   $6,715,986
                                                           ==========   ==========


   The accompanying notes are an integral part of the financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                December 31,
                                                        --------------------------
                                                            1996          1995
                                                        ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other accrued expenses             $   602,939   $   513,640
Accrued compensation                                         36,567       124,555
Accrued vacation pay                                         37,295        48,710
Customer advance                                             78,000
                                                        -----------   -----------
          Total current liabilities                         754,801       686,905

Commitments and contingencies (Note K)

Stockholders' equity (Note J)
          Common Stock, par value $.01 per share,
          20,000,000 shares authorized; 5,094,781
          and 5,058,203 shares issued
          in 1996 and 1995, respectively                     50,948        50,582
Additional paid-in capital                               10,374,508    10,319,350
Accumulated deficit                                      (3,468,416)   (3,969,920)
Unrealized appreciation on marketable securities             67,437        83,640
Less:  Treasury Stock, at cost, 192,119 and 107,019
          at December 31, 1996 and 1995,
          respectively (Note J)                            (595,954)     (454,571)
                                                        -----------   -----------

          Total stockholders' equity                      6,428,523     6,029,081
                                                        -----------   -----------

          Total liabilities and stockholders' equity    $ 7,183,324   $ 6,715,986
                                                        ===========   ===========

   The accompanying notes are an integral part of the financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years ended December 31,
                                                               1996         1995         1994
                                                            ----------  ------------  -----------

Revenues                                                   $ 6,273,768  $ 5,273,399   $ 7,298,416

Cost of goods sold                                           2,847,224    2,813,801     2,968,030
Research and development                                       450,477      691,466       762,620
Selling, general and administrative                          2,625,184    3,051,480     3,065,747
                                                           -----------  -----------   -----------
Total cost and expenses                                      5,922,885    6,556,747     6,796,397
                                                           -----------  -----------   -----------

Income (loss) from operations                                  350,883   (1,283,348)      502,019

Interest income                                                100,612       98,675        43,608
Other Income                                                    50,009
Gain on sale of investments (Note C)                                         93,239
Gain on sale of assets (Note M)                                              81,537
                                                           -----------  -----------   -----------

Income (loss) before income taxes                              501,504   (1,009,897)      545,627
Income tax benefit (provision) (Note I)                                  (1,107,422)      791,058
                                                           -----------  -----------   -----------

Net income (loss)                                          $   501,504  $(2,117,319)  $ 1,336,685
                                                           ===========  ===========   ===========

Income (loss) per common share

        Primary:
            Average shares outstanding                       4,948,506    4,939,989     5,047,849
                                                           -----------  -----------   -----------
            Net income (loss) per primary share            $       .10  $      (.43)  $       .26
                                                           ===========  ===========   ===========

        Fully diluted:
            Average shares outstanding                       4,948,506    4,939,989     4,998,689


                                                           -----------  -----------   -----------
               Net income (loss) per fully diluted share   $       .10  $      (.43)  $       .26
                                                           ===========  ===========   ===========



   The accompanying notes are an integral part of the finanical statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years ended December 31,
                                                                  -----------------------------
                                                           1996         1995          1994
                                                        ----------   -----------   -----------

Cash flows from (used by) operations:
Net income (loss)                                       $  501,504   $(2,117,319)  $ 1,336,685
Reconciliation of net income (loss) to cash
 used by operations:
Depreciation and amortization                               95,101        93,410        80,528
Issuance of common stock employee compensation              24,000
Bad debt expense                                            10,000        40,000
Gain on sale of investments                                              (93,239)
Gain on sale of assets                                                   (81,537)
Income tax (benefit) provision                                         1,146,429      (805,820)
Changes in operating assets and liabilities:
 Decrease (increase) receivables,
  and other receivables                                    111,214     1,197,003    (1,401,814)
 Decrease (increase) inventories                           164,621       388,300    (1,032,354)
 Decrease (increase) prepaid expenses                       40,295        45,574        13,946
 Increase (decrease) current liabilities                    67,896      (436,076)      134,485
                                                        ----------   -----------   -----------
Net cash from (used by) operations                        1014,631       182,545    (1,674,344)
Cash flows from (used by) investing activities:
Purchase of intangible asset                                             (96,680)
Proceeds from sale of investments                                         93,239
Proceeds from sale of assets                                             101,800
Purchase of fixed assets and leasehold improvements        (21,636)     (107,376)      (51,470)
                                                        ----------   -----------   -----------
Net cash (used by) investing activities                    (21,636)       (9,017)      (51,470)

Cash flows from (used by) financing activities:
Issuance of Common Stock under employee stock
 purchase plan                                              21,861        21,724        21,740
Issuance of Common Stock under employee stock
 option plan                                                 9,663        42,729       180,842
Treasury stock purchased                                  (141,383)       (8,374)
                                                        ----------   -----------   -----------
Net cash from (used by) financing activities              (109,859)       56,079       202,582

Net increase (decrease) in cash and cash
 equivalents                                               883,136       229,607    (1,523,232)
Cash and cash equivalents at beginning of year           1,903,418     1,673,811     3,197,043
                                                        ----------   -----------   -----------
Cash and cash equivalents at end of year                $2,786,554   $ 1,903,418   $ 1,673,811
                                                        ==========   ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for corporate income
 taxes                                                          --            --   $    42,000
                                                        ==========   ===========   ===========
Treasury stock acquired by the exercise
 of employees' stock repurchases (Note J)               $      -0-   $      (695)  $   (52,500)
                                                        ==========   ===========   ===========


   The accompanying notes are an integral part of the finanical statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

for the years ended December 31, 1996, 1995 and 1994


                                                                                    UNREA-
                                                                                    LIZED APP-
                                NUMBER OF  COMMON                                   RECIATION     NUMBER OF
                                SHARES OF  STOCK AT     ADDITIONAL                  ON MARKET-    SHARES OF
                                COMMON     PAR          PAID-IN     ACCUMUL-        ABLE          TREASURY   TREASURY
                                STOCK      VALUE        CAPITAL     LATED DEFICIT   SECURITIES    STOCK      STOCK     TOTAL
                                ------     ------       --------    -------------   ---------     -------    ------    -----
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of December          4,871,423  $48,713     $10,000,989   $(3,189,286)      $     0        91,839   $(393,002) $6,467,414
  31, 1993
------------------------------------------------------------------------------------------------------------------------------------


Unrealized appreciation on
  marketable securities                                                                  62,843                             62,843
Stock options exercised           143,925    1,439         231,903                                                         233,342
Proceeds from employee stock
   purchase plan                    6,000       60          21,680                                                          21,740
Treasury stock (Note J)                                                                             10,000     (52,500)    (52,500)
Net income                                                             1,336,685                                         1,336,685

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994    5,021,348   50,212      10,254,572    (1,852,601)        62,843    101,839    (445,502) 8,069,524
------------------------------------------------------------------------------------------------------------------------------------


Unrealized appreciation on
  marketable securities                                                                  20,797                             20,797
Stock options exercised            27,875      280          43,144                                                          43,424
Proceeds from employee stock
   purchase plan                    8,980       90          21,634                                                          21,724
Treasury stock (Note J)                                                                              5,180      (9,069)     (9,069)
Net Loss                                                              (2,117,319)                                       (2,117,319)

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995    5,058,203   50,582      10,319,350    (3,969,920)        83,640    107,019    (454,571)  6,029,081
------------------------------------------------------------------------------------------------------------------------------------


Unrealized depreciation on
   marketable securities                                                                (16,203)                           (16,203)
Stock options exercised             6,550       66           9,597                                                           9,663
Stock in lieu of salary            16,000      160          23,840                                                          24,000
Proceeds from employee stock
   purchase plan                   14,028      140          21,721                                                          21,861
Treasury stock(Note J)                                                                              85,100    (141,383)   (141,383)
Net income                                                               501,504                                           501,504


------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996    5,094,781  $50,948     $10,374,508   $(3,468,416)       $67,437    192,119   $(595,954) $6,428,523
------------------------------------------------------------------------------------------------------------------------------------

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

     3.   MARKETABLE SECURITIES

          The Company's marketable securities are categorized as available for sale securities as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Unrealized holding gains and losses, net of tax, are included as a component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

     4.   INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          The Company's equipment and leasehold improvements are recorded at cost. Depreciation is computed on the straight-line method, based upon useful lives of three to five years. Leasehold improvements are amortized on the straight-line method based upon the lesser of the estimated useful lives or remaining life of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or sale of property and equipment, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

     6.   INTANGIBLES

          Patents, patent applications and rights are stated at acquisition cost. Amortization of patents is recorded using the straight-line method over the shorter of the legal lives or useful life of the patents. The Company periodically reviews the carrying value of intangible assets and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

     8.   REVENUE RECOGNITION

          Product sales and related cost of sales are reflected in income when goods are shipped.

     9.   EARNINGS (LOSS) PER SHARE

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

     10.  USE OF ESTIMATES

          The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     11.  NEW ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data present after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Committee entitled International Accounting Standard, "Earnings Per Share" ("IAS 33"). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

B.   INDUSTRY SEGMENT AND MAJOR CUSTOMERS:

          The Company has one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries.

          Mizuho Industrial Co. Ltd. (a distributor) accounted for 17% of revenues in 1996, 21% of revenues in 1995 and 20% of revenues in 1994. Sales in Europe were approximately $772,000, $984,000, and $625,000, and sales in Asia were approximately $1,288,000, $1,514,000 and $1,919,000 in 1996, 1995 and 1994, respectively, of the total revenues. One other distributor (Inland) accounted for 10% of revenues in 1996. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's results of operations.

C.   INVESTMENTS:

          At December 31, 1996 and 1995, the Company held 13,940 shares of PolyMedica Industries, Inc. at zero cost through its wholly owned subsidiary MediControl. The Company also, as a result of a spinoff by PolyMedica Industries, Inc., held 6,720 shares in a publicly traded company, Cardiotech International, Inc. The total market value of these shares at December 31, 1996 and 1995 was $67,437 and $83,640, respectively.

          During 1995, the Company sold 10,000 shares of PolyMedica Industries, Inc. at a gain of $93,239. On October 28, 1994, the Company received a stock dividend of 1,140 shares of common stock from PolyMedica Industries, Inc.

D.   INVENTORY


          The components of inventories at the respective dates are as follows:

                                        December 31,
                                      1996         1995
                                  -----------  ----------

               Raw materials      $  1,525,398  $1,530,614
               Work in process         434,717     418,738
               Finished goods          331,653     507,037
                                  ------------  ----------
                                  $  2,291,768  $2,456,389
                                  ============  ==========

E.   INTANGIBLE ASSETS:

          The Company purchased the rights and title of certain liposome and microemulsion technology devices from Arthur D. Little in 1985. The unamortized license fee and patent are included in intangible assets and are being amortized using the straight line method over the useful life of the patent, 17 years. Patents and other intangible assets were purchased in 1991 as a result of a share exchange by MediControl stockholders. These patents and other intangible assets are being amortized using the straight line method over five years. In addition, in 1995, the Company capitalized $96,680 of patent costs related to the cooperative-venture described in Note L. Amortization charged to expense was $43,920 in 1996, and $53,412 in 1995 and 1994, respectively.

F.   LINE OF CREDIT

          In December 1993, the Company entered into a loan and security agreement (the "Agreement") for a line of credit with a local bank. The available line or borrowing base is equal to the lesser of $750,000 or 80% of net outstanding amount of base accounts, as defined in the agreement.

          The line is collateralized by all inventory, accounts receivable, general intangibles, machinery and equipment and all other property of the Company, excluding leased inventory and certain intangible assets. There were no borrowings under this line of credit arrangement during 1996 or 1995.

H.   EMPLOYEE BENEFITS:

          Effective January 1, 1990, the Company offered a 401(k) profit-sharing plan (the "Plan"), to its employees. All Company and related entity employees who are eighteen years of age and have completed one hour of service are eligible to participate in the Plan. Employees may contribute from 1% to 20% of their compensation. The Company's contribution is discretionary, with contributions made from time to time as management deems advisable. The Company made no matching contributions during 1996, 1995 or 1994. Plan administration expenses of $3,564 $2,755, and $2,110 were incurred by the Company in 1996, 1995 and 1994, respectively. The Company instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions, at an administrative cost of $500 each in each of 1996, 1995 and 1994.



I.   INCOME TAXES

          The provision/(benefit) for income taxes for the current year is as follows:

                                                  FEDERAL          STATE            TOTAL
                    DECEMBER 31, 1996:
          Current
          Deferred
                                              -----------     -----------       -----------
                    Total
                                              ===========     ===========       ===========

                    DECEMBER 31, 1995:
          Current                                             $     6,643       $     6,643
          Deferred                            $   939,615         161,164         1,100,779
                                              -----------     -----------       -----------
                    Total                     $   939,615     $   167,807       $ 1,107,422
                                              ===========     ===========       ===========

                    DECEMBER 31, 1994:
          Current                                             $    14,762       $    14,762
          Deferred                           ($   644,656)   (    161,164)     (    805,820)
                                              -----------     -----------       -----------
                    Total                    ($   644,656)   ($   146,402)     ($   791,058)
                                              ===========     ===========       ===========


The approximate tax effect of each type of temporary difference and carryforward before and after allocation of the valuation allowance is as follows:

                                                                                  December 31,
                                                    1996            1995             1994
                                               -------------   ------------      -------------
Net Operating Loss                              $1,012,386      $1,112,967          $866,721
Research and Development Credit                    183,344         174,655           127,347
Inventory Capitalization                           144,063         176,688           186,423
Other                                               31,348          30,437            27,106
SFAS 115                                           (26,975)        (33,456)          (41,895)
Depreciation and Amortization                       15,338)        (17,747)             (458)
                                               -----------     -----------       -----------
 Net Deferred Tax Asset Before
 Valuation Allowance                             1,328,828       1,443,544         1,165,244
                                               -----------     -----------       -----------
 Valuation Allowance                            (1,328,828)     (1,443,544)          (60,710)
                                               -----------     -----------       -----------
 Net Deferred Tax Asset After
 Valuation Allowance                           $         0     $         0       $ 1,104,534
                                               ===========     ===========       ===========

          The Company has a net operating loss tax carryforward of approximately $2,977,000 and research and development tax credit carryforwards of approximately $183,000, expiring at various dates beginning in 2001 through 2011. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

          Due to uncertainty surrounding the realization of favorable tax attributes in future years, the net deferred tax assets at December 31, 1996 and 1995 have been fully offset by a valuation allowance.

          The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate:

                                                          December 31,

                                                  1996      1995      1994
                                                ------    ------    --------

          Federal Income Tax Rate                34.0%     34.0%     34.0%
          State Income Tax, Net                      -         -      6.3%
          Permanent Differences                    2.7%     6.0%      3.2%
          Net Operating Loss                     (36.7%)  (40.0)%       -
          Valuation Allowance                        -    148.0%        -
          Recognition of Deferred Tax Assets         -        -    (188.5%)
                                                ------    ------    --------

          Total Effective Tax Rate                   0%   148.0%   (145.0%)
                                                ======    ======    ========

J.   STOCKHOLDER'S EQUITY:

          The Company adopted the 1988 Stock Plan as the successor plan to the 1987 Stock Plan, which authorizes the grant of Stock Rights for up to 1,750,000 shares of Common Stock and the 1989 Non-Employee Director Stock Option Plan which, as amended at the 1996 shareholders' meeting, authorizes the grant of nonqualified stock options for up to 500,000 shares of Common Stock.

Additionally, the Company has an employee stock purchase plan. Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, is limited to a maximum amount of $1000 for each six month period. The number of shares issued pursuant to this plan totaled 14,028 in 1996, 8,980 in 1995 and 6,000 in 1994.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. In 1996, the Company adopted the disclosure provisions of FASB Statement No.-123 "Accounting For Stock-Based Compensation". Pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

The Company's stock option plans provide for the granting of nonqualified stock options that 1.) are granted at prices which equate to or are above the market value of the stock on the date of the grant; 2.) vest ratably over a three and one half to four year service vesting period and 3.) expire ten years subsequent to award.

A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994 and changes during the year ended on those dates is presented below:

                                                                         December 31,
                                           --------------------------------------------------------------------------
                                                       1996                     1995                      1994
                                                       Wgtd. Avg.               Wgtd Avg.                 Wgtd. Avg.
                                             Shares    Exer. Price    Shares    Exer. Price    Shares     Exer Price
                                           ----------  -----------  ----------  -----------  -----------  -----------
Outstanding, at beginning of year             996,600   $     3.09     783,150   $     3.61     768,025   $     3.01
Option shares:
            Granted                           369,300         1.65     281,500         1.80     178,300         4.65
            Exercised                           6,550         1.48      27,875         1.56     143,925         1.62
            Cancelled                         278,450         3.12      40,175         4.88      19,250         3.87
                                           ----------   ----------  ----------  -----------  ----------   ----------
Outstanding, at end of year                 1,080,900   $     2.62     996,600   $     3.09     783,150   $     3.61
                                           ==========   ==========  ==========  ===========  ==========   ==========


                                                            1996         1995        1994
                                                         ----------   ----------  ----------
Price Range of Outstanding Options at Year End            $1.16-7.44  $1.16-7.44   $1.16-7.44

Options Exercisable at Year End                              496,763     489,938      359,926
                                                          ----------  ----------  -----------
Options Available for Future Grant                           582,550     435,900      677,225
                                                          ----------  ----------  -----------

Weighted Average Fair Value of Options
Granted During the Year                                   $     0.88  $     1.04
                                                          ----------  ----------  -----------

          The fair value of each option granted during both 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 60%; (iii) risk-free interest rate of 4.50% in 1996 and 4.854% in 1995; and (iv) expected life of four years.

          Had compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per share for 1996 and 1995 would approximate the proforma amounts below:

                                                    As Reported                           Proforma
                                             1996                1995             1996               1995
     Net Income/(Loss)                    $  501,504           $(2,117,319)      $  357,235           $(2,142,746)
                                          ==========           ============      ==========           ===========
     Net Income/(Loss) per Share          $      .10           $     (0.43)      $      .07           $     (.43)
                                          ==========           ============      ==========           ===========

          During 1995, and 1994, employees delivered shares to the Company in payment for shares they were purchasing upon exercise of the stock options they held. The aggregate amount of shares received during 1995 and 1994, were 180 and 10,000 shares respectively.

          As partial compensation for financial advisory services rendered to the Company by Ladenburg Thalmann & Co., Inc., an investment banking firm ("Ladenburg"), the Company on July 15, 1993 granted to Ladenburg a warrant to purchase up to 75,000 shares at a per share purchase price of $4.50 commencing on July 14, 1994 and exercisable until July 14, 1998.



K.   COMMITMENTS AND CONTINGENCIES:

          At December 31, 1995 the Company had an operating lease for the rental of its facilities which requires the following minimum payments during the following years:

                             Minimum Payments
                             ----------------

                    1997             $172,500
                    1998               90,000
                                     --------
                    Total            $262,500
                                     ========

          Rent expense for 1996, 1995 and 1994 was approximately $150,000, $150,000, and $162,000 respectively. The current lease is due to terminate on May 31, 1998.

L.   COOPERATIVE VENTURE:

          In 1992, the Company formed a cooperative venture with Worcester Polytechnic Institute to develop, patent, and license for commercial application the Microfluidizer processing technology in certain fields. Expenditures for this venture were approximately $ 0 in 1996 and $48,000 in 1995. The costs in connection with patent applications of $96,680 have been included in intangible assets at December 31, 1995. Amortization began in December, 1995.

          In September of 1993, the Company signed a license and research and development agreement with Catalytica, Inc., as joint licensee, to further the studies of the venture with Worcester Polytechnic Institute, as licensor. The Company spent $216,301 and $247,162 respectively in 1996 and 1995, for this venture, of which the Company was reimbursed $103,824 and $118,638 respectively in 1996 and 1995 from a government grant awarded jointly to Catalytica, Inc. and the Company in relation to this project. The remainder of the expenditures were included in research and development expense.

M.   SALE OF ASSETS:

          On December 27, 1995, the Company sold to ChemMark Development, Inc. ("ChemMark") its business of manufacturing and distributing proprietary cosmetic liposomal formulations, sold under the trade name Dermasome/(R)/. In return for ChemMark's payment of $50,000, the Company transferred to ChemMark its Dermasome/(R)/ trademark, its customer list, its products list, all unfilled Dermasome/(R)/ orders, and all products and product literature. Additionally, the Company granted to ChemMark a two year, world-wide, exclusive license to use the Company's proprietary technology and know-how and to manufacture and distribute Dermasome products. In exchange, the Company received a one-time, non-refundable $50,000 rights grant acquisition fee, and the payment over the license term of a percentage royalty equal to ten percent (10%) of the net sales realized by ChemMark on the sale of products derived from the Company's technology. Notwithstanding the amount of such percentage royalty, ChemMark is obligated to pay a minimum royalty payment in the amount of $100,000, payable in 22 equal monthly installments of $4,168, with a final payment of $8,333 due upon the second anniversary of the agreement. As security for ChemMark's performance of its obligations to the Company, the Company retains a security interest in the Trademark. The Company recognized a gain of $81,537 on the sale of the Dermasome/(R)/ business in 1995.

N.   RELATED PARTY TRANSACTIONS:

          During 1996, 1995 and 1994, the Company and an entity controlled by Mr. Gruverman, the Company's Chairman, entered into an arrangement whereby such entity reimbursed the Company for a portion of certain administrative expenses. The Company was reimbursed approximately $72,610, $31,155, and $21,800 by such entity during 1996, 1995 and
          1994, respectively. The Company reimbursed the entity controlled by Mr. Gruverman $ 0, $53,478, and $32,898 for consulting services (other than those of Mr. Gruverman) paid by such entity on behalf of the Company in 1996, 1995 and 1994, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 21st day of March, 1997.

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

Signature                               Title                    Date
-------------------------  -------------------------------  ---------------
/s/ Irwin J. Gruverman     Chief Executive Officer          March 21, 1997
-------------------------  (Principal Executive Officer),
Irwin J. Gruverman         Chairman of the Board of
                           Directors and Secretary




/s/ Michael A. Lento       President and Treasurer          March 21 , 1997
-------------------------  (Principal Financial and
Michael A. Lento           Accounting Officer)




/s/ Robert L. Bogomolny    Director                         March  21, 1997
-------------------------
Robert L. Bogomolny



/s/ Michael K. Hooker      Director                         March  21, 1997
-------------------------
Michael K. Hooker



/s/ James N. Little        Director                         March  21, 1997
-------------------------
James N. Little

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
------    ----------------------

 3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and incorporated herein by reference).

*3(b)      Amended and Restated By-Laws for the Company.

 10(a) 1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

 10(b) 1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

 10(c) 1989 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 filed October 22,1996 and incorporated herein by reference).

 10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.1 to Form 8-K filed on December 27, 1993 and incorporated herein by reference).

 10(e) Lease for 30 Ossipee Road, Newton, Massachusetts dated April 22, 1993 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10(e) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

*10(h) Amendment to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993.

*10(i) Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993.

 10(j) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

 10(k) Agreement, dated July 27, 1995, between Microfluidics International Corporation and Michael T. Rumley. (filed as Exhibit 3.10(i) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference.)

 10(l) Letter, dated August 16, 1995, from Microfluidics International Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference.)

*10(m) Letter, dated December 31, 1995 from Microfluidics International Corporation to Irwin J.Gruverman.

 10(n) Warrant for the Purchase of Shares of Common Stock, dated July 15, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as exhibit 3.10(l) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein as reference.)

*10(o) Letter, dated December 31, 1996, from Microfluidics International Corporation to Irwin J. Gruverman.

*10(p) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1,1995 regarding participation in and management of the Advanced Technology Program (ATP).

*10(q) Consulting Agreement dated March 3, 1997 between James Little and Microfluidics International Corporation.

*11        Statement regarding computation of per share earnings.

*21        Subsidiaries of the Registrant.

*23        Consent of Coopers & Lybrand L.L.P.

*27        Financial Data Schedule
_____________________
  *Filed herewith