Form 10-Q
period 1997-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1997-05-14
CIK 723889

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

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

Registrant had 4,923,212 shares of Common Stock, par value $.01 per share, outstanding on May 9, 1997.

                    MICROFLUIDICS INTERNATIONAL CORPORATION



                                INDEX
                                -----                                   PAGE
                                                                       NUMBER
                                                                       ------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

               Consolidated Balance Sheets as of March 31,               3
               1997 and December 31, 1996

               Consolidated Statements of Operations for the             5
               three months ended March 31, 1997 and March 31,
               1996

               Consolidated Statements of Cash Flows for the             6
               three months ended March 31, 1997 and March 31,
               1996

               Notes to Consolidated Financial Statements                7


          ITEM 2.  Management's Discussion and Analysis of               9
               Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6.  Exhibits and Reports on Form 8-K                     13

          Signatures                                                    14

          Exhibit Index                                                 15

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                      March 31, 1997    December 31,1996
                                      ---------------   -----------------
                                        (unaudited)
ASSETS
Cash and cash equivalents                 $3,239,092         $2,786,554
Marketable securities                         82,300             67,437
 Accounts receivable(less
allowance for doubtful accounts
of $48,576 and $41,076 at March
31, 1997 and December 31, 1996)1,372,467                      1,605,932
Other receivables                            126,157             53,873
Inventory                                  2,200,458          2,291,768
Prepaid expense                               83,137             21,858
                                          ----------         ----------
     Total current assets                  7,103,611          6,827,422
Equipment and leasehold
improvements, at cost
     Furniture, fixtures and
     office equipment                        320,521            312,664
     Machinery and equipment                 242,375            226,395
     Leasehold improvements                  114,883            114,883
                                          ----------         ----------
                                             677,779            653,942
     Less:accumulated depreciation
     and amortization                       (523,391)          (509,091)
                                          ----------         ----------
                                             154,388            144,851
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$346,609 at March 31, 1997 and
$335,629 at December 31, 1996)               200,071            211,051
                                          ----------         ----------
          Total assets                    $7,458,070         $7,183,324
                                          ==========         ==========

     (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------

                                       March 31, 1997     December 31,1996
                                       --------------     -----------------
                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
     expenses                           $   556,056       $   602,939
Accrued compensation                         51,211            36,567
Accrued vacation pay                         37,295            37,295
Customer advances                           184,526            78,000
                                        -----------       -----------
     Total current liabilities              829,088           754,801

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,115,331 and 5,094,781 shares
issued and outstanding at March 31,
1997 and at December 31,1996
respectively                                 51,153            50,948

Additional paid-in-capital               10,405,230        10,374,508
Accumulated deficit                      (3,313,747)       (3,468,416)
Unrealized appreciation on
     marketable securities                   82,300            67,437
Less: Treasury Stock, at cost,
     192,119 shares at March 31,
     1997 and December 31,
     1996 respectively                    ( 595,954)        ( 595,954)
                                        -----------       -----------

      Total stockholders' equity          6,628,982         6,428,523
                                        -----------       -----------

      Total liabilities and
      stockholders' equity              $ 7,458,070       $ 7,183,324
                                        ===========       ===========

     (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
                                  (unaudited)


                                            Three months ended
                                         ----------------------
                                               March 31,

                                             1997        1996
                                         ----------  ----------
Revenues                                 $1,715,334  $1,494,460
Cost of goods sold                          821,288     731,181
                                         ----------  ----------
Gross profit on revenues                    894,046     763,279
Operating expenses
  Research and Development                  113,240      86,702
  Selling, general and administrative       665,829     564,513
                                         ----------  ----------
Total operating expenses                    779,069     651,215
                                         ----------  ----------

Income from operations                      114,977     112,064
Interest income                              27,189      22,975
Other income                                 12,503      12,503
                                         ----------  ----------

Net income                               $  154,669  $  147,542
                                         ==========  ==========
Income per Common Share
  Primary:
     Average shares outstanding           4,970,374   5,075,036
     Net income per Common Share               $.03        $.03
                                         ==========  ==========
Fully diluted
     Average shares outstanding           4,970,374   5,047,317
     Net income per Common Share               $.03        $.03
                                         ==========  ==========




     (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                           Three months ended
                                                          ---------------------
                                                                March 31,

                                                            1997         1996
                                                            ----         ----
Cash flows provided by operations:
Net income                                                $  154,669   $  147,542
Reconciliation of net income to cash provided by
  Operations:
  Depreciation and amortization                               25,280       23,259
  Issuance of common stock employee compensation               7,500       24,000
  Bad Debt Expense                                             7,500
Effects of changes in operating working capital items:
  Decrease(increase)trade and other receivables              153,681      (93,634)
  Decrease(increase)inventories                               91,310      274,037
 (Increase)decrease prepaid expenses                         (38,779)     (28,662)
  Increase(decrease)current liabilities                       74,287       88,202
                                                          ----------   ----------

     Net cash provided by operations                         475,448      434,744
Cash flows (used by) investing activities:
  Capital equipment                                          (23,837)      (3,128)
                                                          ----------   ----------
  Net cash (used by) investing activities                    (23,837)      (3,128)
Cash flows from financing
  Issuance of Common Stock option agreements                     927        1,450
                                                          ----------   ----------
  Net cash from financing                                        927        1,450

Net increase in cash                                         452,538      433,066
Cash and cash equivalents at beginning                     2,786,554    1,903,418
                                                          ----------   ----------
Cash and cash equivalents at end                          $3,239,092   $2,336,484
                                                          ==========   ==========




     (The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   INVENTORY

     The components of inventories on the following dates were:

                                          March 31, 1997      December 31, 1996

     Raw Material                           1,468,902             $1,525,398
     Work in Progress                         381,354                434,717
     Finished Goods                           350,202                331,653
                                            ---------             ----------
          Total                             2,200,458             $2,291,768
                                            =========             ==========


4.   TAXES

     The Company utilized net operating loss carryforwards to fully offset taxes computed at statutory rates. The Company continues to fully reserve deferred tax assets.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128,"Earnings per share" ("SFAS 128"), which is effective for fiscal years ending December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data present after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Committee entitled International Accounting Standard,"Earnings Per Share" ("IAS 33"). The Company plans to adopt SFAS 128 in 1997 and has issued not yet determined the impact.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 1997 were $1,715,334 as compared to revenues of $1,494,460 in the corresponding period last year, representing an increase of $220,874, or 14.8%. North American sales for the three month period ended March 31, 1997 increased to $1,269,902, or 66.1%, from $764,604 for the three months ended March 31, 1996. This increase in revenue was principally due to an increase in sales of M-210 machines of approximately $312,000, and an increase in spare part sales of approximately $230,000. Foreign sales were $445,432 for the quarter ended March 31, 1997, compared to approximately $729,856 for the quarter ended March 31, 1996, a decrease of $284,424, or 39.0%. This decrease in revenue was principally due to a decrease in sales of the M-110 series of machines of approximately $265,000. Management believes that the increased revenues were due to an increase in the demand in the various markets for the Company's products. There can be no assurance that these market conditions will continue to generate increased revenues.

Cost of goods sold for the three months ended March 31, 1997 was $821,288, or 47.9% of revenue, compared to $731,181, or 48.9% of revenue, for the same period last year. The cost of goods sold for the three month period ended March 31, 1997 includes a write-off of $25,343, or 1.5% of revenue, for obsolete inventory. The increase in the absolute dollar amount of cost of goods sold for the three month period ended primarily reflects the increased volume of units sold. The reduction in the cost of goods sold as a percentage of revenue was due to operating efficiencies.

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

Operating expenses for the three months ended March 31, 1997 were $779,069, or 45.4% of revenue, as compared to $651,215, or 43.6% of revenue for the same period last year, an increase of $127,854 or 19.6%. Research and Development expenses increased by $26,538, of which approximately $15,000 was due to an increase in costs related to a research project, and $16,000 was due to a net increase in the cost of a project jointly run by the Company and Catalytica, Inc., whereby the Company is reimbursed for up to 48% of its costs related to its grant-related research. The cost of

Selling expenses increased by approximately $48,895 from $335,933 to $384,828. The main increase of approximately $36,700 was for payroll and related expenses. General and administrative expenses increased from $228,580 to $281,001, or $52,421, for the three months ended March 31, 1997 as compared to the same period last year. The principal reasons for the increase were: payroll and related expenses of approximately $26,000; employee benefits of $9,500; and an increase in the accounts receivable reserve account of $7,500.

Interest income for the three months ended March 31, 1997 increased 18.3% to $27,189 from $22,975 for the three months ended March 31, 1996. This increase is due to an increase in the amount of cash available for investment.

The Company utilized net operating loss carryforwards to fully offset taxes computed at statutory rates. The Company continues to fully reserve deferred tax assets.

The Company received other income of $12,503 for the three months ended March 31, 1997 and 1996, respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome(R) product line in December, 1995. The Company had a backlog of $721,272 and $507,500 at March 31, 1997 and March 31, 1996, respectively, consisting of purchase commitments for Microfluidizer equipment.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its' operations primarily through the use of cash and cash equivalents on hand, and cash flow from operations.

The Company generated cash of $475,448 and $434,744 from operations for the three months ended March 31, 1997 and 1996, respectively. In the first quarter of 1997, this amount was principally the result of net income from operations, decreases in trade and other receivables and inventories, an increase in current liabilities, partially offset by an increase in prepaid expenses. In the first quarter of 1996, this amount was principally the result of net income from operations and decreases in inventories, an increase in current liabilities, partially offset by an increase in trade and other receivables and prepaid expenses.

The Company utilized $23,837 and $3,128 for investing activities for the three months ended March 31, 1997 and 1996, respectively. Net cash used for investing activities in each period related to the purchase of capital equipment. As of March 31, 1997, the Company had no material commitments for capital expenditures.

For financing activities, the Company received cash of $927 and $1,450 for the three months ended March 31,1997 and 1996,respectively,from the issuance of Common Stock pursuant to the exercise stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan.

The cash and cash equivalents balance of the Company was $3,239,092 at March 31, 1997, an increase of $452,538 from the December 31, 1996 balance of $2,786,554. The Company continues to maintain a line of credit with the Bank of Boston. The line of credit facility provides for maximum borrowing equal to the lesser of:
$750,000 or; 80% of the domestic accounts receivable less than 60 days old. As of March 31, 1997 and May 9,1997, the Company had no borrowings outstanding under its line of credit.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company may, from time to time, consider an acquisition of complementary businesses, products, or technologies, although it has no present understandings, commitments, or agreements with respect to any such acquisitions.

3.   NEW ACCOUNTING PRONOUNCEMENTS

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

4.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's liquidity and potential strategic arrangements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                           PART II- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit 10(a) 1988 Stock Plan was filed as Appendix B to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 22, 1997, and is incorporated herein by reference.

          Exhibit 11  Statement regarding computation of Per Share Earnings

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


                    MICROFLUIDICS INTERNATIONAL
                    CORPORATION



                    /s/ Michael A. Lento
                    ---------------------
                    Michael A. Lento
                    President and Treasurer
                    (Principal Financial and Accounting Officer)

Date: May 9, 1997

EXHIBIT INDEX

            Exhibit                        Description
            -------                        -----------

             10(a)                         1988 Stock Plan was filed
                                           as Appendix B to the
                                           Company's Proxy Statement
                                           filed with the Securities
                                           and Exchange Commission on
                                           April 22, 1997,and is
                                           incorporated herein by
                                           reference.

             11                            Statement regarding
                                           computation of per share
                                           earnings.


             27                            Financial Data Schedule