Form 10-Q
period 1997-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1997-08-12
CIK 723889

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30,1997

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

Registrant had 5,122,396 shares of Common Stock, par value $.01 per share, outstanding on August 8, 1997.

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                       INDEX                                               PAGE
                       -----                                              NUMBER
                                                                          ------

PART I.   FINANCIAL INFORMATION

          ITEM 1. Financial Statements

               Consolidated Balance Sheets as of June 30,                  3
               1997 and December 31, 1996

               Consolidated Statements of Operations for the               5
               three and six months ended June 30,1997 and June
               30,1996

               Consolidated Statements of Cash Flows for the               6
               six months ended June 30,1997 and June 30,1996

               Notes to Consolidated Financial Statements                  7


          ITEM 2.  Management's Discussion and Analysis of                 9
                   Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 4.  Submission of matters to a vote of                     13
                   security holders

          ITEM 6.  Exhibits and Reports on Form 8-K                       14

          Signatures                                                      15

          Exhibit Index                                                   16


                         PART I. FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                      June 30, 1997   December 31,1996
                                      --------------  -----------------
                                       (unaudited)
ASSETS
Cash and cash equivalents                $3,791,649         $2,786,554
Marketable securities                       132,055             67,437
Accounts receivable(less
allowance for doubtful accounts
of $44,601 and $41,076 at June
30,1997 and December 31,1996)             1,179,703          1,605,932
Other receivables                           101,274             53,873
Inventory                                 2,071,331          2,291,768
Prepaid expense                              84,708             21,858
                                         ----------         ----------
     Total current assets                 7,360,720          6,827,422
Equipment and leasehold
improvements, at cost
     Furniture, fixtures and
     Office equipment                       324,230            312,664
     Machinery and equipment                256,753            226,395
     Leasehold improvements                 114,883            114,883
                                         ----------         ----------
                                            695,866            653,942
     Less:accumulated depreciation
     and amortization                      (539,091)          (509,091)
                                         ----------         ----------
                                            156,775            144,851
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$357,589 at June 30,1997 and
$335,629 at December 31, 1996)              189,091            211,051
                                         ----------         ----------
          Total assets                   $7,706,586         $7,183,324
                                         ==========         ==========

                (The accompanying notes are an integral
                part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------

                                                  June 30, 1997     December 31,1996
                                                  -------------     -----------------
                                                     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other
     accrued expenses                                  $   604,903     $   640,234
Accrued compensation                                        14,900          36,567
Customer advances                                          289,975          78,000
                                                       -----------     -----------
     Total current liabilities                             909,778         754,801

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,122,396 and 5,094,781 shares
issued and outstanding at June 30,
1997 and at December 31,1996,
respectively                                                51,224          50,948

Additional paid-in-capital                              10,416,809      10,374,508
Accumulated deficit                                     (3,193,859)     (3,468,416)
Unrealized appreciation on
     marketable securities                                 132,055          67,437
Less: Treasury Stock, at cost,
     199,619 and 192,119 shares
     at June 30, 1997 and December
     31, 1996 respectiviely

                                                         ( 609,421)      ( 595,954)
                                                       -----------     -----------

      Total stockholders' equity                         6,796,808       6,428,523
                                                       -----------     -----------

      Total liabilities and
      stockholders' equity                             $ 7,706,586     $ 7,183,324
                                                       ===========     ===========

                (The accompanying notes are an integral
                part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------

                               Three months ended    Six months ended
                                   June 30,             June 30,
                                   --------             --------

                                1997      1996        1997        1996
                                ----      ----        ----        ----
                                  (unaudited)           (unaudited)
Revenues                    $1,749,489  $1,600,487  $3,464,823  $3,094,947
Cost of goods sold             804,480     710,551   1,625,768   1,441,732
                            ----------  ----------  ----------  ----------
Gross profit on
 revenues                      945,009     889,936   1,839,055   1,653,215

Operating expenses:

Research and
   development                 116,742     115,877     229,982     202,579
Selling, general and
   administrative              759,603     764,209   1,425,432   1,328,722
                            ----------  ----------  ----------  ----------
Total operating
   expenses                    876,345     880,086   1,655,414   1,531,301

Income from
   operations                   68,664       9,850     183,641     121,914

Interest income                 38,721      28,569      65,910      51,544
Other income                    12,503      12,503      25,006      25,006
                            ----------  ----------  ----------  ----------
Net Income                  $  119,888  $   50,922  $  274,557  $  198,464
                            ==========  ==========  ==========  ==========

Income per Common Share:

Primary:

Average shares outstanding   4,999,868   5,000,070   4,999,841   4,989,011
Net income per share              $.02        $.01        $.05        $.04
                                  ====        ====        ====        ====
Fully Diluted:

Average shares outstanding   4,999,868   5,000,070    4,999,841 4,991,961
Net income per share              $.02        $.01         $.05      $.04
                                  ====        ====         ====      ====

                (The accompanying notes are an integral
                part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                               Six months ended
                                                               ----------------
                                                                   June 30,
                                                               1997        1996
                                                               ----        ----
Cash flows from (used by) operating activities:
Net income                                                $  274,557   $  198,464
Reconciliation of net income to cash provided by
  operating activities:
  Depreciation and amortization                               51,960       46,870
  Issuance of common stock employee compensation              30,000       24,000
  Bad Debt Expense                                            15,000
Effects of changes in operating working capital items:
  Decrease in trade and other receivables                    363,828      140,825
  Decrease in inventories                                    220,437      205,399
  Increase in prepaid expenses                               (62,850)     (19,612)
  Increase in current liabilities                            154,977       60,988
                                                          ----------   ----------

Net cash provided by operating activities                 1,047,909      656,934
Cash flows used in investing activities:
  Purchase of capital equipment                              (41,924)      (8,885)
                                                          ----------   ----------
  Net cash used in investing activities                      (41,924)      (8,885)
Cash flows used in financing activities:
  Issuance of Common Stock option agreements                  12,577        7,575
  Treasury Stock purchased                                   (13,467)     (16,861)
                                                          ----------   ----------
  Net cash used in financing activities                         (890)      (9,286)

Net increase in cash                                       1,005,095      638,763
Cash and cash equivalents at beginning                     2,786,554    1,903,418
                                                          ----------   ----------
Cash and cash equivalents at end                          $3,791,649   $2,542,181
                                                          ==========   ==========

                (The accompanying notes are an integral
                part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. EARNINGS PER SHARE

Primary and fully diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the year. The calculation of fully diluted income per Common Share assumes a different market price than the primary earnings per Common Share for the reacquisition of Common Shares. This calculation does not reflect outstanding warrants as their inclusion would be anti-dilutive.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
3.    INVENTORY

      The components of inventories on the following dates were:

                                        June 30, 1997         December 31, 1996

     Raw Material                         $1,369,759             $1,525,398
     Work in Progress                        419,062                434,717
     Finished Goods                          282,510                331,653
                                          ----------             ----------
     Total                                $2,071,331             $2,291,768
                                          ==========             ==========

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  RESULTS OF OPERATIONS

Total Company revenues for the quarter ended June 30, 1997 were $1,749,489,as compared to revenues of $1,600,487 in the corresponding period last year, representing an increase of $149,002, or 9.3%. For the six month period ended June 30, 1997, revenues increased 11.9% to $3,464,823 from $3,094,947 for the first six months of 1996. The increase in revenue for the three months ended June 30, 1997 is principally due to an increase in sales of spare parts of approximately $104,000. The increase in revenue for the six month period ended June 30, 1997 is principally due to an increase in spare part sales of approximately $269,000 and an increase in rental revenue of approximately $102,000. North American sales for the three month period ended June 30, 1997 decreased to $887,111, or 27.5%, from $1,224,089 for the three months ended June 30, 1996. This decrease in revenue was principally due to a decrease in the sale of a large volume unit, compared to the comparable quarter in 1996. For the six months ended June 30, 1997, North American sales increased to $2,157,013, or 8.5%, from $1,988,693 for the six months ended June 30, 1996. This increase in revenue is principally due to an increase in spare part sales of approximately $377,000, offset by a decrease in machines sold of approximately $283,000. Foreign sales were $862,378 for the quarter ended June 30,1997, compared to $376,398 for the quarter ended June 30, 1996, an increase of approximately $486,000, or 129%. This increase in revenue was principally due to an increase in the sale of two large volume units for approximately $404,000 compared to the comparable quarter in 1996. Foreign sales for the six months ended June 30, 1997 increased to $1,307,810, or 18.2%, from $1,106,254 for the six months ended June 30, 1996. This increase in revenue is due to an increase in sales of machinery of approximately $245,000.

Cost of goods sold for the three months ended June 30, 1997 was $804,480, or 46.0% of revenue, compared to $710,551, or 44.4% of revenue, for the same period last year. For the six month period ended June 30, 1997, cost of goods sold, increased to $1,625,768 from $1,441,732 for the comparable period in 1996. For the six month period ended June 30, 1997, cost of goods sold, as a percentage of sales, was approximately the same as cost of goods sold for the six month period ended June 30, 1996. The increase in the absolute dollar amount of cost of goods sold for both the three and six month periods ended June 30, 1997 primarily reflects the increased volume of sales.

The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold, due to the difference in costs between air driven and electric-hydraulic units.

Operating expenses for the three months ended June 30, 1997 were $876,345, or 50.1% of revenue, as compared to $880,086, or 55.0% of revenue,for the same period last year, which is a decrease of $3,741, or .4%. Operating expenses for the six months ended June 30, 1997 were $1,655,414, or 47.8% of revenue, as compared to $1,531,301, or 49.5% of revenue, for the same period last year, an increase of $124,113, or 8.1%. Research and development expenses for the three months ended June 30, 1997 were flat compared to the three months ended June 30, 1996. For the six months ended June 30,1997, research and development expenses increased by $27,403, primarily due to a $30,000 increase in costs related to a research project, offset by a decrease in payroll costs of approximately $8,000. Selling, general and administrative expenses for the three months ended June 30, 1997 were flat, compared to the three months ended June 30, 1996. For the six months ended June 30, 1997, the cost of marketing and sales decreased by approximately $39,000, from $860,274 to $820,800, due to a decrease in commission expense of approximately $90,000, offset by an increase in payroll and related costs of approximately $55,000,from the comparable period last year. General and administrative expenses increased by approximately $136,000, from $468,448 to $604,632 for the six months ended June 30, 1997. The principal reasons for the increase were: accounting and legal fees of approximately $42,000,and payroll and related expense of approximately $21,000.

Interest income for the three months ended June 30, 1997 increased 35.5% to $38,721 from $28,569 for the three months ended June 30, 1996. Interest income increased for the six months ended June 30, 1997 to $65,910 from $51,544 in the same period last year, an increase of $14,366, or 27.9%. These increases are due to an increase in the amount of cash available for investment during each period.

The Company utilized net operating loss carryforwards to fully offset taxes computed at statutory rates. The Company continues to fully reserve deferred tax assets.

The Company received other income of $12,503 and $25,006 for the three and six months ended June 31, 1997 and 1996, respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome/(R)/ product line in December, 1995. The Company had a backlog of $847,166 and $36,762 at June 30, 1997 and June 30, 1996, respectively, consisting of purchase commitments for Microfluidizer equipment.

2.  LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its' operations primarily through the use of cash and cash equivalents on hand, and cash flow from operations.

The Company generated cash of $1,047,909 and $656,934 from operations for the six months ended June 30, 1997 and 1996, respectively. For the first six months of 1997, this amount was principally the result of income from operations, decreases in trade and other receivables and inventories,and an increase in current liabilities, partially offset by an increase in prepaid expenses. For the first six months of 1996, this amount was principally the result of income from operations and decreases in trade and other receivables and inventories, an increase in current liabilities, partially offset by an increase in prepaid expenses.

The Company utilized $41,924 and $8,885 for investing activities for the six months ended June 30, 1997 and 1996, respectively. Net cash used for investing activities in each period related to the purchase of capital equipment. As of June 30, 1997, the Company had no material commitments for capitalexpenditures.

For financing activities, the Company utilized cash of $890 and $9,286 for the six months ended June 30,1997 and 1996,respectively. These amounts were composed of the purchase of treasury stock of $13,467 and $16,861 for the six months ended June 30, 1997 and 1996, respectively, partially offset by the issuance of Common Stock pursuant to the exercise stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan of $12,577 and $7,575, respectively in the comparable periods.

The cash and cash equivalents balance of the Company was $3,791,649 at June 30, 1997, an increase of $1,005,095 from the December 31, 1996 balance of $2,786,554. The Company continues to maintain a line of credit with BankBoston, N.A. The line of credit facility provides for maximum borrowing equal to the lesser of: $750,000 or 80% of the domestic accounts receivable less than 60 days old. As of June 30, 1997 and August 8, 1997, the Company had no borrowings outstanding under its line of credit.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company is actively seeking, from time to time, an acquisition of complementary businesses, products, or technologies. There can be no assurance that the Company will be able to identify an appropriate acquisition candiate or that, if identified, that such acquisition candiadate will be available under favorable terms.

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                           PART II- OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On May 27, 1997, The Company held its annual meeting of its stockholders. The following matters were voted on at the annual meeeting:

  1. The election of, Irwin J. Gruverman, Robert L. Bogomolny, Vincent B. Cortina, Michael A.Lento and James N. Little;

  2. The amendment of the 1988 Stock Plan; and

  3. The ratification of the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31,1997.

  The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:


         Matter                 For     Against  Abstain  Broker Nonvotes
         ------                 ---     -------  -------  ---------------

Election of Mr. Gruverman    4,060,120   72,915     N/A           N/A

Election of Mr. Bogomolny    4,064,595   68,440     N/A           N/A

Election of Mr. Cortina      4,060,208   72,827     N/A           N/A

Election of Mr. Lento        4,072,381   60,654     N/A           N/A

Election of Mr. Little       4,064,820   68,215     N/A           N/A

Amendment of 1988
Stock Plan                   1,802,642  371,389     64,236        1,894,768

Appointment of Coopers &
Lybrand L.L.P.               4,110,379   17,693      4,963        N/A


                    MICROFLUIDICS INTERNATIONAL CORPORATION
   PART II- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit 10(a) Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23, 1997 between Microfludics International Corporation and King Real Estate Corp; Trustee of 1238 Chestnut Street Trust under declaration of trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384.

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


                         MICROFLUIDICS INTERNATIONAL CORPORATION



                         /s/ Michael A. Lento
                         ---------------------
                         Michael A. Lento
                         President and Treasurer
                         (Principal Financial and Accounting Officer)

  Date: August 8, 1997

EXHIBIT INDEX

       Exhibit                  Description
       -------                  -----------

         10(a) Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23, 1997 between Microfluidics
                             International Corporation and King Real Estate
                             Corp; Trustee of 1238 Chestnut Street Trust under declaration of trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book
                             11682, Page 384.

         11 Statement regarding computation of per share earnings.


         27                  Financial Data Schedule
