Form 10-Q
period 1997-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1997-11-10
CIK 723889

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

          (x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Registrant had 5,122,396 shares of Common Stock, par value $.01 per share, outstanding on November 7, 1997.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                                                                           PAGE
                  INDEX                                                   NUMBER
                  -----                                                   ------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

              Consolidated Balance Sheets as of                                3
              September 30, 1997 and December 31, 1996

              Consolidated Statements of Operations for the                    5
              three and nine months ended September 30, 1997
              and September 30, 1996

              Consolidated Statements of Cash Flows for the                    6
              nine months ended September 30, 1997 and September 30, 1996

              Notes to Consolidated Financial Statements                       7


         ITEM 2.  Management's Discussion and Analysis of                      9
              Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                            13

         Signatures                                                           14

         Exhibit Index                                                        15

                         PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                       September 30, 1997   December 31, 1996
                                       -------------------  -----------------
                                           (unaudited)
ASSETS
Cash and cash equivalents                      $3,664,199         $2,786,554
Marketable securities                              83,853             67,437
Accounts receivable (less
allowance for doubtful accounts
of $51,351 and $41,076 at September
30, 1997 and December 31, 1996)                 1,662,306          1,605,932
Other receivables                                  76,325             53,873
Inventory                                       2,295,680          2,291,768
Prepaid expense                                    50,748             21,858
                                               ----------         ----------
     Total current assets                       7,833,111          6,827,422
Equipment and leasehold
improvements, at cost
     Furniture, fixtures and
     office equipment                             327,817            312,664
     Machinery and equipment                      265,810            226,395
     Leasehold improvements                       114,883            114,883
                                               ----------         ----------
                                                  708,510            653,942
     Less: accumulated depreciation
     and amortization                            (554,091)          (509,091)
                                               ----------         ----------
                                                  154,419            144,851
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$368,569 at September 30, 1997 and
$335,629 at December 31, 1996)                    178,111            211,051
                                               ----------         ----------
     Total assets                              $8,165,641         $7,183,324
                                               ==========         ==========

(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------


                                        September 30, 1997   December 31, 1996
                                        -------------------  -----------------
                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other
     accrued expenses                       $   736,505         $   640,234
Accrued compensation                             26,900              36,567
Customer advances                               398,096              78,000
                                            -----------         -----------
     Total current liabilities                1,161,501             754,801

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,122,396 and 5,094,781 shares
issued and outstanding at September 30,
1997 and at December 31, 1996,
respectively                                     51,224              50,948

Additional paid-in-capital                   10,416,809          10,374,508
Accumulated deficit                          (2,896,402)         (3,468,416)
Unrealized appreciation on
     marketable securities                       83,853              67,437
Less: Treasury Stock, at cost,
     220,719 and 192,119 shares
     at September 30, 1997 and December
     31, 1996 respectively                     (651,344)           (595,954)
                                            -----------         -----------

      Total stockholders' equity              7,004,140           6,428,523
                                            -----------         -----------

      Total liabilities and
      stockholders' equity                  $ 8,165,641         $ 7,183,324
                                            ===========         ===========

(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                       -------------           -------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
                                       (unaudited)             (unaudited)
Revenues                          $1,762,959  $1,525,395  $5,227,782  $4,620,342
Cost of goods sold                   738,136     642,328   2,363,904   2,084,060
                                  ----------  ----------  ----------  ----------
Gross profit on
 revenues                          1,024,823     883,067   2,863,878   2,536,282

Operating expenses:

Research and
   development                       122,757     113,817     352,739     316,396
Selling, general and
   administrative                    754,049     666,040   2,179,481   1,994,762
                                  ----------  ----------  ----------  ----------
Total operating
   expenses                          876,806     779,857   2,532,220   2,311,158

Income from
   operations                        148,017     103,210     331,658     225,124

Interest income                       45,074      22,355     110,984      73,899
Other income                          12,503      12,503      37,509      37,509
Gain on sale of
   marketable securities              91,863                  91,863
                                  ----------  ----------  ----------  ----------

Net Income                        $  297,457  $  138,068  $  572,014  $  336,532
                                  ==========  ==========  ==========  ==========

Income per Common Share:

Primary:

Average shares outstanding         5,025,072   4,980,439   5,023,788   4,989,185
Net income per share                    $.06        $.03        $.11        $.07
                                  ==========  ==========  ==========  ==========
Fully Diluted:

Average shares outstanding         5,025,072   4,980,439   5,023,788   4,989,185
Net income per share                    $.06        $.03        $.11        $.07
                                  ==========  ==========  ==========  ==========

(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)



                                                               Nine months ended
                                                                 September 30,
                                                                 --------------
                                                               1997          1996
                                                               ----          ----
Cash flows from (used in) operating activities:
Net income                                                   $  572,014   $  336,532
Reconciliation of net income to cash provided by
  operating activities:
  Depreciation and amortization                                  77,940       71,250
  Issuance of common stock employee compensation                 30,000       24,000
  Bad Debt Expense                                               22,500
Effects of changes in operating working capital items:
 (Increase) decrease in trade and other
      receivables                                              (101,326)      39,799
 (Increase) decrease in inventories                              (3,912)     210,283
 (Increase) decrease in prepaid expenses                        (28,890)      17,265
  Increase (decrease) in current liabilities                    406,700     (110,863)
                                                             ----------   ----------

 Net cash provided by operating activities                      975,026      588,266

Cash flows used in investing activities:

  Purchase of capital equipment                                 (54,568)     (16,272)
                                                             ----------   ----------
  Net cash used in investing activities                         (54,568)     (16,272)

Cash flows used in financing activities:

  Issuance of common stock option agreements                     12,577       15,095
  Treasury stock purchased                                      (55,390)     (83,316)
                                                             ----------   ----------
  Net cash used in financing activities                         (42,813)     (68,221)

Net increase in cash                                            877,645      503,773
Cash and cash equivalents at beginning of
  period                                                      2,786,554    1,903,418
                                                             ----------   ----------
Cash and cash equivalents at end of period                   $3,664,199   $2,407,191
                                                             ==========   ==========


(The accompanying notes are an integral part of the consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   INVENTORY

     The components of inventories on the following dates were:

                                           September 30, 1997           December 31, 1996

     Raw Material                              $1,388,279                   $1,525,398
     Work in Progress                             678,581                      434,717
     Finished Goods                               228,820                      331,653
                                               ----------                   ----------
     Total                                     $2,295,680                   $2,291,768
                                               ==========                   ==========

4.   TAXES

     The Company utilized net operating loss carryforwards to fully offset taxes computed at statutory rates. The Company continues to fully reserve deferred tax assets.


5.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,"Earnings per share" ("SFAS 128"), which is effective for fiscal years ending on or after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Committee entitled International Accounting Standard,"Earnings Per Share" ("IAS 33"). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended September 30, 1997 were $1,762,959,as compared to revenues of $1,525,395 in the corresponding period last year, representing an increase of $237,564, or 15.6%. For the nine month period ended September 30, 1997, revenues increased 13.1% to $5,227,782 from $4,620,342 for the first nine months of 1996. The increase in revenue for the three months ended September 30, 1997 is due to an increase in sales of machines. The increase in revenue for the nine month period ended September 30, 1997 is due to an increase in machine sales of approximately $260,000, spare part sales of approximately $270,000 and an increase in rental revenue of approximately $93,000. North American sales for the three month period ended September 30, 1997 decreased to $898,085, or 26.8%, from $1,227,622 for the three months ended September 30, 1996. This decrease in revenue was principally due to a decrease in the sale of machines compared to the comparable quarter in 1996. For the nine months ended September 30, 1997, North American sales decreased to $3,055,098, or 5.0%, from $3,216,315 for the nine months ended September 30, 1996. This decrease in revenue is principally due to a decrease in machine sales of approximately $669,000, offset by an increase in spare part sales of approximately $351,000. Foreign sales were $864,874 for the quarter ended September 30,1997, compared to $297,773 for the quarter ended September 30, 1996, an increase of approximately $567,000, or 190%. This increase in revenue was principally due to an increase in the sale of machines of approximately $619,000 compared to the comparable quarter in 1996. Foreign sales for the nine months ended September 30, 1997 increased to $2,172,684, or 54.8%, from $1,404,027 for the nine months ended September 30, 1996. This increase in revenue is due to an increase in sales of machinery of approximately $989,000.

Cost of goods sold for the three months ended September 30, 1997 was $738,136, or 41.9% of revenue, compared to $642,328, or 42.1% of revenue, for the same period last year. For the nine month period ended September 30, 1997, cost of goods sold increased to $2,363,904 from $2,084,060 for the comparable period in 1996. For the nine month period ended September 30, 1997, cost of goods sold, as a percentage of sales, was approximately the same as cost of goods sold for the nine month period ended September 30, 1996 (42%). The increase in the absolute dollar amount of cost of goods sold for both the three and nine month periods ended September 30, 1997 primarily reflects the increased volume of sales.

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

Operating expenses for the three months ended September 30, 1997 were $876,806, or 49.7% of revenue, as compared to $779,857, or 51.1% of revenue,for the same period last year, which is an increase of $96,949, or 12.4%. Operating expenses for the nine months ended September 30, 1997 were $2,532,220, or 48.4% of revenue, as compared to $2,311,158, or 50.0% of revenue, for the same period last year, an increase of $221,062, or 9.6%. Research and development expenses for the three months ended September 30, 1997 were flat compared to the three months ended September 30, 1996. For the nine months ended September 30,1997, research and development expenses increased by $36,343, primarily due to a $45,000 increase in costs related to a research project. Selling, general and administrative expenses for the three months ended September 30, 1997 increased by approximately $88,000, from $666,040 to $754,049, or 13.2%, compared to the three months ended September 30, 1996. For the nine months ended September 30, 1997, selling, general and administrative costs increased approximately $185,000, from $1,994,762 to $2,179,481, or 9.3%. For the three months ended
September 30, 1997, selling expenses increased by approximately $33,000, from $385,976 to $418,550, due to an increase in payroll and related costs of approximately $59,000 offset by a reduction in commission expense of approximately $29,000. For the nine months ended September 30, 1997, selling expenses were flat, compared to the comparable period last year, decreasing by approximately $6,900, from $1,246,250 to $1,239,346. For the three months ended September 30, 1997, general and administrative costs increased by approximately $55,000, from $280,064 to $335,499, due to an increase in accounting and legal fees of approximately $11,000, and an increase in payroll and related costs of approximately $31,000. General and administrative expenses increased by approximately $192,000, from $748,512 to $940,135 for the nine months ended September 30, 1997. The principal reasons for the increase were: accounting and legal fees of approximately $53,000,and payroll and related expenses of approximately $52,000.

Interest income for the three months ended September 30, 1997 increased 101.6% to $45,074 from $22,355 for the three months ended September 30, 1996. Interest income increased for the nine months ended September 30, 1997 to $110,984 from $73,899 in the same period last year, an increase of $37,085, or 50.2%. These increases are due to an increase in the amount of cash available for investment during each period.

The Company realized a gain on the sale of a portion of the Company's holdings in PolyMedica Industries, Inc. in the amount of $91,863 for the three month period ended September 30, 1997.

The Company utilized net operating loss carryforwards to fully offset taxes computed at statutory rates. The Company continues to fully reserve deferred tax assets.

The Company received other income of $12,503 and $37,509 for the three and nine months ended September 30, 1997 and 1996, respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome(R) product line in December, 1995. The Company had a backlog of $1,758,894 and $101,357 at September 30, 1997 and September 30, 1996,
respectively, consisting of purchase commitments for Microfluidizer equipment.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its' operations primarily through the use of cash and cash equivalents on hand, and cash flow from operations.

The Company generated cash of $975,026 and $588,266 from operations for the nine months ended September 30, 1997 and 1996, respectively. For the first nine months of 1997, this amount was principally the result of income from operations and an increase in current liabilities, partially offset by an increase in trade and other receivables and in prepaid expenses. For the first nine months of 1996, this amount was principally the result of income from operations and decreases in trade and other receivables, inventories, and prepaid expenses, partially offset by an decrease in current liabilities.

The Company utilized $54,568 and $16,272 for investing activities for the nine months ended September 30, 1997 and 1996, respectively. Net cash used for investing activities in each period related to the purchase of capital equipment. As of September 30, 1997, the Company had no material commitments for capital expenditures.

For financing activities, the Company utilized cash of $42,813 and $68,221 for the nine months ended September 30,1997 and 1996, respectively. These amounts were composed of the purchase of treasury stock of $55,390 and $83,316 for the nine months ended September 30, 1997 and 1996, respectively, partially offset by the issuance of Common Stock pursuant to the exercise stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan of $12,577 and $15,095, respectively in the comparable periods.

The cash and cash equivalents balance of the Company was $3,664,199 at September 30, 1997, an increase of $877,645 from the December 31, 1996 balance of $2,786,554. The Company continues to maintain a line of credit with BankBoston, N.A. The line of credit facility provides for maximum borrowing equal to the lesser of: $750,000 or 80% of the domestic accounts receivable less than 60 days old. As of September 30, 1997 and November 7, 1997, the Company had no borrowings outstanding under its line of credit.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company is actively seeking, from time to time, an acquisition of complementary businesses, products, or technologies. There can be no assurance that the Company will be able to identify an appropriate acquisition candidate or that, if identified, that such acquisition candidate will be available under favorable terms.

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


               MICROFLUIDICS INTERNATIONAL CORPORATION



               /s/ Michael A. Lento
               ---------------------
               Michael A. Lento
               President and Treasurer
               (Principal Financial and Accounting Officer)

Date: November 7, 1997

EXHIBIT INDEX

       Exhibit                Description
       -------                -----------

        11                 Statement regarding
                           computation of per share
                           earnings.


        27                 Financial Data Schedule

Exhibit 11


             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                              Nine Months Ended September 30
                              ------------------------------
                                      1997       1996
                                      ----       ----
Weighted Average Common
Stock Outstanding                  4,917,646  4,989,185

Options Outstanding                  105,592

Options Exercised                        550
                                   ---------  ---------

                                   5,023,788  4,989,185

Income                               572,014    336,532
                                   ---------  ---------

Income Per Share                         .11        .07
                                   =========  =========
