Form 10-K
period 1997-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1998-03-27
CIK 723889

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
                      ----------------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                      ----------------------------------

                       COMMISSION FILE NUMBER:  0-11625

                    MICROFLUIDICS INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                 04-2793022
            --------                                 ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

      30 OSSIPEE ROAD, P.0. BOX 9101                  02164-9101
          NEWTON, MASSACHUSETTS                       ----------
      ------------------------------                  (Zip Code)
(Address of principal executive offices)


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

Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 16, 1998 was $ 14,451,713.

The number of shares outstanding of the registrant's Common Stock as of March 16, 1998 was 4,919,732 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

     The Company's Microfluidizer device is used in the processing industries to mix materials that are normally very difficult to mix. The Microfluidizer devices allow manufacturers in the chemical, pharmaceutical, biotechnology, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending and mixing techniques.

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

     The Company believes its patented Microfluidizer device, with its unique ability to consistently produce micron and sub-micron-size particles, allows users to manufacture new and improved formulations with enhanced product stability and formulation consistency. The Company's technology is distinguished by its ability to provide, through fixed geometry, uniform treatment of all elements of a formulation. The Company believes that causing processed material to flow through fixed channels under nearly constant high pressure into a confined liquid collision zone within its proprietary interaction chamber differentiates its equipment from the equipment of its competitors. The resulting high intensity forces of shear (flow), impact and cavitation (vapor bubble implosion) forces caused thereby uniformly affect all materials in the collision zone, reducing the size of droplets or particles in the material flow to a uniform micron-size scale. Smaller and more uniform particles result in increased surface area that can substantially improve the compatibility of formulation ingredients, allowing a much higher level of homogeneity. In contrast, the Company believes that other mixing technologies are limited by non-uniform pressure, variable geometry processes, lower practical operating pressures which imparts less energy in mixing and produces less uniform formulations that are inferior to those produced with the Microfluidizer device.


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

     The Company believes that the equipment of its competitors generally incorporate mechanical components in the mixing valves that move continually during processing, allowing variable size particles to pass through and resulting in non-uniform, inconsistent products. In contrast, the Company's equipment contains no in-line moving parts in the high energy mixing zone. In addition, while the Company believes that competing equipment frequently needs to repeat a mixing process cycle, Microfluidics' equipment can achieve results that are similar or superior to its competitors' results with fewer mixing cycles. An additional advantage of the Microfluidizer equipment is that it can be scaled up to larger, higher volume product requirements in a reliable manner.

COMMERCIAL APPLICATIONS:
-----------------------

     The Microfluidizer equipment can be used to mix and formulate emulsions, dispersions and liposomes, and for cell disruption.

     Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions make up many products, such as processed foods, medicines, photographic films, hydraulic fluids and polymers. The Company believes that, generally, an emulsion processed with Microfluidizer equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to enhance product stability.

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


THE PRODUCTS:
------------

     Microfluidics currently manufactures and markets the following lines of equipment that range in price from $8,000 to $460,000:

I.   LABORATORY EQUIPMENT
     --------------------

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

     The M-110 Series:  The 110 Series, a laboratory product line, is designed
     ----------------
primarily for research and development applications. Standard models can operate at pressures as high as 25,000 psi and have a flow rate that exceeds one-half of a liter of product per minute.

     The M-140K:  The M-140K, introduced in June of 1994, is a laboratory-scale
     ----------
unit developed for customers in the chemical, biotechnology, pharmaceutical, cosmetic and food processing industries who require elevated operating pressures to achieve better performance. The M-140K can achieve operating pressures up to 40,000 psi. The M-140K has a built-in hydraulic system and utilizes a double ended intensifier pump that provides a highly uniform pressure profile. It has been designed with important safety features such as an explosion proof motor, starter and electrical controls.

II.  PILOT PLANT AND SMALL VOLUME PRODUCTION EQUIPMENT
     -------------------------------------------------

     The M-210 Series:  The 210 Series is primarily marketed to manufacturers
     ----------------
who have created a successful new or improved formulation on a 110 series unit
and would like to increase their productive capacity.   The 210 Series unit is
typically used for testing formulations at greater volume levels before
initiating full scale production.   For some customers (such as pharmaceutical
product manufacturers), the 210 Series may have the capacity to function as a production unit.

III. LARGE VOLUME PRODUCTION EQUIPMENT
      ---------------------------------

     The M-610 Series:  The 610 Series consists of custom built models used for
     ----------------
large-scale manufacturing. These units have flow rates of up to 50 gallons per minute and generate operating pressures up to 40,000 psi.

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

     The Company sells its equipment in the U.S. through a network of independent regional sales representative firms who are overseen and assisted by the Company's regional sales managers. In Canada, the Company has an exclusive distributor. In Europe, the Company utilizes a network of independent regional sales agents and distributors who are assisted by the Company's European Sales Manager and his staff. In Asia, the Company sells through regional distributors who are assisted by the Company's Sales Manager Asia/Pacific Rim.

CUSTOMERS:
---------

     The users of Microfluidizer systems are industrial producers of high value added fluid materials in the chemical, pharmaceuticals, food, cosmetic and biotechnology industries. Mizuho Industrial Co. Ltd., a distributor, accounted for 20% of revenues in 1997, 17% of revenues in 1996 and 21% of revenues in 1995. One other distributor (Inland) accounted for 10% of revenues in 1996. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's results of operations.

COMPETITION:
-----------

     The Company believes that its Microfluidizer equipment competes with high and low pressure homogenizers and high energy mechanical dispersing equipment. Homogenizers are directly descended from the first milk homogenizer, introduced around 1900. Mechanical dispensers employ high shear technology, which consists of blades rotating in a vessel containing the material to be dispersed. The Company believes that machines produced by other manufacturers have, in general, more moving parts and operate at lower pressures and impart less intense process energy. Colloid mills are also used to produce emulsions and dispersions. These devices create homogenization of liquid products by directing a thin sheet of product to a narrow space where moving stones "shear" the product. Other types of rotor-stator mixing equipment, which are sometimes referred to as low-shear mixers, are generally not competitive in function with the Company's equipment, but may be useful in pre-mixing product for subsequent processing by other means, including Microfluidizer processing.

     With respect to emulsions, the Company believes that, generally, an emulsion processed with a Microfluidizer unit will exhibit improved stability characteristics. Competing homogenizer equipment operates by impacting the pressurized ejection of a formulation upon a ring of metal. The Company believes that these devices have several operational disadvantages, including variable treatment of formulation elements, particle size reduction limitations, cleaning difficulty, energy inefficiency and imprecise temperature control.

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

     The Company believes that most competing technologies in cell rupture processing frequently contaminate the cell contents with membrane debris, and/or by introducing contamination from media breakdown, requiring additional downstream separation and purification and resulting in lower yield. Further, such technologies usually require a greater number of passes to adequately process cells. The Company believes that competing equipment and processes generally require more treatment cycles in order to attain a similar result to that produced on Microfluidizer equipment. Also, in many instances even repetitive treatment cycles on such competing equipment will not yield a similar result to that obtained with the use of Microfluidizer processing.

     There are several competing technologies that can be used to manufacture liposomes. However, the Company believes that these production methods suffer from their lot size limitations, lack of consistency, requisite use of detergents or emulsifiers and an inability to operate in a continuous process mode.

     Characterization of the Company's competition is difficult, in that the Company sells its equipment both in multiple industries and to several different
segments within those industries.   There
are certain applications, mostly low to mid pressure ranges, in which certain competitors enjoy a large market share. Among these competitors would be APV Gaulin, APV Rannie, and Niro Atomizer Food & Dairy, Inc. However, in those applications requiring high (12,000-20,000 psi) or ultra-high (21,000-40,000 psi) operating pressures there is far less competition. Also, the Company believes that, in certain applications, due to competitors' limitations, desired results may only be achieved by use of the Company's equipment.

RESEARCH AND DEVELOPMENT:
------------------------

     The Company's research and development efforts are focused on developing new mixing techniques for the process industries and further enhancing the functionality, reliability and performance of existing products. Research and development costs were $691,466, $450,477 and $459,240 in 1995, 1996, and 1997 respectively. Certain costs of cooperative undertakings discussed below are included in the research and development expenditures.

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

     In addition to providing subsidies, the Company has entered into the following research arrangements:

     Worcester Polytechnic Institute (WPI)
     -------------------------------------

     The Company has supported research and development at WPI since 1988. In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for WPI, for its commercial applications, the Microfluidizer process technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advanced ceramic materials; and (iii) the destruction of volatile organic compounds and other organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer processing technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued to WPI in the United States in 1995. In 1996 one applied for patent was granted to WPI in France for European entry in the PCT countries. Patent issuance for these process technologies in several other foreign jurisdictions is either pending or in the latter stages of prosecution.

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

     In November of 1994, the Company and Catalytica were jointly awarded a $2 million matching funds grant under the Advanced Technology Program of the United States Department of Commerce's National Institute of Standards and Technology. The Advanced Technology Program is designed to assist in funding emerging, economically important projects with well defined research and development, technology and business objectives. The grant was awarded to the Company and Catalytica to develop and demonstrate the ability, using patented Microfluidizer equipment, to synthesize nanometer size catalysts providing enhanced performance for use in the chemical and petroleum refining industries. The project targets three types of nanometer-size catalysts: mixed metal oxides used in chemical manufacturing, non-crystalline zeolites used for petrochemical production and colloidal catalysts used for processing by the petroleum refining industry. In 1996, the Company delivered to Catalytica a highly modified Microfluidizer system which functions as a "continuous chemical reactor" for advanced materials formulation. This project will end its ATP funding component in March 1998 and Catalytica and MFIC plan to continue development of the advanced catalytic materials market during 1998. There can be no assurances that this project will result in technology useful for the chemical and petroleum refining industries or that any revenue will be generated from the results of this project.

PATENTS AND PROPRIETARY RIGHTS PROTECTION:
-----------------------------------------

     To protect its proprietary rights, the Company relies on a combination of U.S. patent and trademark laws, trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. In addition, the Company has not sought patent or trademark protection for its interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. The Company's process patent expires March 13, 2007 and its equipment patent expires August 6, 2002. In 1997 the Company completed development of a novel adaptation of its Microfluidizer equipment - a "Multi-Stream Continuous Chemical Reactor". In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office.

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

BACKLOG:
-------

     The Company's backlog of accepted and unfilled orders at March 16, 1998 and March 21, 1997 was $601,781 and $926,758 respectively. Revenue is not recognized until equipment is shipped. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

EMPLOYEES:
---------

     The Company has approximately 42 full-time employees as of March 16, 1998. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

ITEM 2.   PROPERTIES

     The Company rents approximately 32,000 square feet of offices, production and research and development facilities in Newton, Massachusetts for administrative, development and production activities at an average annual expense of approximately $223,000. A portion of the space is sublet to several entities at an aggregate annual charge of approximately $34,000. The lease term expires on May 31, 2001. The Company has an option to extend the lease for an additional year, and, if there is no assignment of the lease, for an additional second year. The Company believes that this facility will be adequate for operations for the next three years.

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



Quarters Ended    12/31     9/30     6/30    3/31   12/31     9/30   6/30   3/31
                   1997     1997     1997    1997    1996     1996   1996   1996
Common Stock
Low               2        1-13/16  1-14/32  1-3/4   1-3/16   1-1/2   1-5/8  1-1/2
High              3-1/4    2-5/8    2-9/32   3-1/16  2-1/32   1-15/16 2-5/8  2-3/8

     As of March 16, 1998, there were approximately 429 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and presently anticipates that no dividends on its Common Stock will be declared in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. In, addition, pursuant to loan covenants contained in the Company's loan agreement with its commercial leader, the Company may not pay dividends without the commercial lender's prior approval.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial information presented below is derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

SELECTED INCOME STATEMENT DATA



                                     Year Ended    Year Ended    Year Ended     Year Ended     Year Ended
                                    December 31,  December 31,  December 31,   December 31,   December 31,
                                        1997          1996          1995           1994           1993
Total revenues....................    $7,105,706    $6,273,768   $ 5,273,399    $ 7,298,416    $6,778,098
Operating expenses................     6,702,410     5,922,885     6,556,747      6,796,397     5,897,569
Operating income (loss)...........       403,296       350,883    (1,283,348)       502,019       880,529
Net interest income...............       159,256       100,612        98,675         43,608        23,705
Other income......................        50,012        50,009
Gain on sale of investments and
 assets...........................        91,863                     174,776                       34,096
                                      ----------    ----------   -----------    -----------    ----------
Income (loss) before taxes and
 cumulative effect of accounting
 change...........................       704,427       501,504    (1,009,897)       545,627       938,330
Income tax benefit (provision)....       403,630                  (1,107,422)       791,058       (55,979)
                                      ----------    ----------   -----------    -----------    ----------
Income (loss) before
 cumulative effect
 of accounting change.............     1,108,057       501,504    (2,117,319)     1,336,685       882,351
                                      ----------    ----------   -----------    -----------    ----------

Cumulative effect of change in
 accounting for income taxes......                                                                290,609
                                      ----------    ----------   -----------    -----------    ----------
Net income (loss).................    $1,108,057    $  501,504   $(2,117,319)    $1,336,685    $1,172,960
                                      ==========    ==========   ===========     ==========    ==========

Basic Earnings per Share:
Income (loss) before cumulative
 effect of  accounting change.....     $     .23     $     .10    $     (.43)    $      .26    $      .20
Cumulative effect of change in
 accounting for income taxes......                                                                    .07
                                      ----------    ----------   -----------     ----------    ----------
Net income (loss) per share.......     $     .23     $     .10   $      (.43)     $     .26    $      .27
                                      ==========    ==========   ===========     ==========    ==========

Diluted Earnings per Share:
Income (loss) before cumulative
 effect of accounting change......    $      .22    $      .10   $      (.43)    $      .27   $       .20
Cumulative effect of change in
 accounting for income taxes......                                                                    .07
                                      ----------    ----------   -----------    -----------   -----------
Net income (loss) per share.......    $      .22    $      .10   $      (.43)   $       .27   $       .27
                                      ==========    ==========   ===========    ===========   ===========

SELECTED BALANCE SHEET DATA

Working capital...................    $6,805,556    $6,072,621    $5,599,714    $ 6,626,006    $5,758,763
Total assets......................     8,872,218     7,183,324     6,715,986      9,192,505     7,455,910
Stockholders' equity..............     7,538,143     6,428,523     6,029,081      8,069,524     6,467,414

Earnings Per Share for the years ended December 31, 1993 through 1996 have been restated in conformity with Statement of Financial Accounting Standard Number 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW
     --------

     During 1997 Microfluidics International Corporation realized the benefit of many of the changes made in the latter half of 1995 and in 1996. In 1997 the Company posted four consecutive quarters of profitability and revenue growth. Nineteen ninety-seven was the first full year of operations under the new management team and of the Sales/Marketing reorganization and staffing. Revenues grew by 13% over the previous year, while operating income increased by approximately 15% over 1996. The Company also posted diluted per share earnings of $0.22 in 1997 versus $0.10 per share in 1996. Of this $0.12 increase, approximately $0.04 was related to operating profit while the balance resulted from an income tax benefit from the realization of net operating losses.

RESULTS OF OPERATIONS

     FISCAL 1997 COMPARED TO FISCAL 1996
     -----------------------------------

     Total Company revenues for the year ended 12/31/97 ("fiscal 1997") were $7,105,706 as compared to revenues of $6,273,768 for the year ended 12/31/96 ("fiscal 1996"), representing an increase of $831,938, or 13%. This increase in revenues was primarily the result of increased unit shipments in foreign markets, offset in part by a decrease in unit shipments in North America. For fiscal 1997, foreign sales increased 47% to $3,035,416 from $2,060,000 for fiscal 1996. During fiscal 1997, there were no increases in prices. All sales, both domestic and foreign, are payable in U.S. dollars. As a result, there is no foreign currency risk. North American sales were $4,070,290 for fiscal 1997, compared to $4,213,766 for fiscal 1996, a decrease of $143,476, or 3%, due to a decrease in demand. Management believes that the increased foreign unit shipments were due to an increase in the demand in the various foreign markets for the Company's products. There can be no assurance that such levels of demand will continue to generate increased unit shipments or revenues.

     Sales of the M-110 Laboratory Series decreased by approximately $860,000, to $2,295,324, or 32% of revenues in 1997, from $3,155,682, or 50% of revenues in 1996, while the M-210 Series sales increased by approximately $751,000 to $1,727,953 in 1997, or 24% of revenues, from $977,045 in 1996, or 16% of revenues. A significant portion of the decrease in laboratory sales in 1997 was attributable to the absence of sales of the M-140K machine, a decrease of approximately $346,000. The other significant factor was the decrease in sales of the M-110EH machine in North America from 1996 to 1997 of approximately $355,000. It is management's belief, based on past sales experience for units of this type, that the market demand for sales of these machines should improve in the coming fiscal year. The Company's sale of large volume production units in fiscal 1997 increased to five units, from one unit in fiscal 1996, representing an increase of approximately $859,000.

     Cost of goods sold for fiscal 1997 was $3,265,593, or 46% of revenue, as compared to $2,847,224, or 45% of revenue, in fiscal 1996. The increase in the absolute dollar amount of cost of goods sold in 1997 primarily reflects the increased number of large volume production units sold.

     The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue, depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold, due to the difference in costs between air driven and electric-hydraulic units.

     Total operating expenses for fiscal 1997 were $3,436,817, or 48% of revenues, as compared to $3,075,661, or 49% of revenues for fiscal 1996, an increase of $361,156, or 12%. Research and development expenses increased to $459,240, or 6% of revenues in fiscal 1997 from $450,477 in fiscal 1996, primarily due to a $60,000 increase in costs related to a research project, partially offset by an increase in grant reimbursement funds from the United States Department of Commerce to $137,403 in 1997 from $103,824 in 1996, and also by a decrease in payroll and related costs of

$19,517, from $370,956 in 1996 to $351,439 in 1997. Sales and marketing expenses in fiscal 1997 increased to $1,748,146, or 25% of revenues, from $1,674,941, or 27% of revenues, in fiscal 1996 as a result of an increase in payroll and related costs of approximately $154,000, from $794,768 in 1996 to $949,015 in 1997, an increase in consulting expense of approximately $23,000, from $10,429 in 1996 to $33,359 in 1997, offset by a decrease in commissions of approximately $147,000, from $456,398 in 1996 to $308,914 in 1997. General and administrative expenses increased to $1,229,430, or 17% of revenues, in fiscal 1997 from $950,243 in fiscal 1996, or 15% of revenues. The principal reasons for the increase were an increase in payroll and related costs of approximately $98,000, from $456,978 in 1996 to $555,253 in 1997, and an increase in professional fees of approximately $62,000, from $104,710 in 1996 to $167,071 in 1997.

     Interest income increased 58% to $159,256 in fiscal 1997 from $100,612 in fiscal 1996. No interest expense was incurred in either fiscal 1997 or fiscal 1996. This increase is principally due to an increase in the amount available for investment.

     The Company sold 10,000 shares of Polymedica Industries, Inc. in fiscal 1997 that resulted in a gain of $91,863.

     The Company received other income of $50,012 for fiscal 1997. The other income resulted from royalty income from the sale of the Company's Dermasome(R) product line in December, 1995. The final such royalty payment was received in December, 1997.

     The Company, based on financial results known as of December 31, 1997, has determined that it no longer requires a 100% valuation of its deferred tax benefits. As a result, the Company has recognized $403,630 as a tax benefit for the fiscal year ended December 31, 1997.

FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

     Total Company revenues for the year ended 12/31/96 ("fiscal 1996") were $6,273,768 as compared to revenues of $5,273,399 for the year ended 12/31/95 ("fiscal 1995"), representing an increase of $1,000,369, or 19%. This increase in revenues was primarily the result of increased unit shipments in North America, offset by a decrease in unit shipments in foreign markets. During fiscal 1996, there were no increases in prices. For fiscal 1996, North American sales increased 52% to $4,213,766 from $2,775,000 for fiscal 1995. Foreign sales were $2,060,000 for fiscal 1996, compared to $2,497,248 for fiscal 1995, a decrease of $437,248, or 18%, due to a decrease in demand. Management believes that overall, the increased unit shipments were due to an increase in the demand in the various markets for the Company's products.

     Sales of the M-110 Laboratory Series increased by approximately $818,000, to $3,155,682, or 50% of sales, in 1996 from $2,337,878, in 1995, while spare part sales increased by approximately $658,000 to 28% of sales, to $1,778,000 in 1996, from $1,120,000 in 1995. Sales of the M-210 Series decreased by approximately $109,000 to 16% of sales to $977,045, in 1996 from $1,086,318, or
21% of sales, in 1995. Sales of the HC Series decreased by approximately $130,000, to 1% of sales, to $86,370, in 1996, from $216,488, in 1995. In addition, the Company's
sale of large volume production units in fiscal 1996 was one unit, down from two units in fiscal 1995, representing a decrease of approximately $257,000.

     Cost of goods sold for fiscal 1996 was $2,847,224, or 45% of revenue, as compared to $2,813,801, or 53% of revenue, in fiscal 1995. The increase in the absolute dollar amount of cost of goods sold in 1996 primarily reflects the increased number of units sold. The decrease in the cost of goods sold as a percentage of revenue was primarily the result of a 7% decrease in material cost to $2,295,285 in 1996, or 36% of revenue, from $2,263,606 in 1995, or 43% of revenue.

     Total operating expenses for fiscal 1996 were $3,075,661, or 49% of revenue, as compared to $3,742,946, or 71% of revenue for fiscal 1995, a decrease of $667,284, or 18%. This was a result of management's efforts to control costs. Research and development expenses decreased to $450,477 in fiscal 1996 from $691,466 in fiscal 1995, primarily due to a reduction in payroll and related expenses from $507,159 to $370,996, and a decrease in research and development expenses from $141,153 to $32,709 of which approximately $97,000 was due to a reduction in costs related to a research project to solve equipment performance problems in the field. Sales and marketing expenses in fiscal 1996 decreased to $1,674,941, or 27% of revenue, from $1,895,274, or 36% of revenue, in fiscal 1995 as a result of a conscientious effort by management to make more cost effective expenditures in this area. Key line items reduced and the amount of the reductions were: payroll and related expenses of $90,048; travel and entertainment of $70,473; advertising expenses of $31,105, and delivery expenses of $30,858. General and administrative expenses deceased to $950,243, or 15% of revenue, in fiscal 1996 from $1,156,206 in fiscal 1995, or 22% of revenue. The line items reduced and the amount of the reductions were: professional fees of $59,837; investor relations of $50,514, and payroll and related expenses of $35,158.

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

     The Company generated cash of $1,289,874, $1,014,631 and $182,545 from operations in 1997, 1996, and 1995, respectively. In 1997, this amount was principally the result of net income increased by an increase in current liabilities of $519,274 and decreased by a non-cash tax benefit of $413,630 and an increase in inventories of $145,170. In 1996, this amount was principally the result of net income from operations, increased by a decrease in both inventory and accounts receivable and other receivables. In 1995, this amount was principally the result of a net loss from operations, increased by an income tax provision, and a decrease in inventory and accounts receivable and other receivables.

     The Company generated cash from investing activities in 1997 of $23,424, principally from the sale of investments for $91,863, offset by the purchase of fixed assets of $68,439. The Company utilized $21,636, and $9,017 for investing activities in 1996 and 1995, respectively. Net cash used for investing activities in each period related primarily to the purchase of fixed assets and leasehold improvements. In addition in 1995, cash needed for investing activities also included the purchases of an intangible asset, offset by proceeds from the sale of the Dermasome(R) business ($101,800), as well as a $93,239 gain on the sale of 10,000 shares of PolyMedica Industries, Inc. stock. As of December 31, 1997, the Company has no material commitments for capital expenditures.

     For financing activities, the Company utilized cash of $16,638 and $109,859 in 1997 and 1996, respectively, and generated cash of $56,079 in 1995. In both 1997 and 1996, this amount was principally the result of the purchase of treasury stock offset, in part, by the issuance of stock under the Company's employee stock option and purchase plans. In 1995 these amounts were principally the result of purchases of common stock under both the employee stock purchase plan, and the employee stock option plan.

     The cash and cash equivalents balance at December 31, 1997 was $4,083,214, an increase of $1,296,660 from the December 31, 1996 balance of $2,786,554.

     The Company maintains a line of credit with a financial institution equal to the lesser of $750,000 or 80% of the domestic accounts receivable that are less than 60 days old. The available line, as of March 15, 1998, was $282,074. The qualified accounts receivable balance as of March 16, 1998 was $352,592.

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

     YEAR 2000 DISCLOSURE

     The Company has considered the potential problems that may arise because of the year 2000 as it relates to the Company's internal information systems. It is the Company's opinion that, having considered the systems that the Company presently utilizes, the year 2000 should not present material problems nor material costs with respect to its' own internal information systems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and is effective for the Company's 1998
financial statements.   The Company is reviewing disclosure options and will
present such information in the first quarter of 1998 to the extent required. SFAS No.131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. The Company has reviewed this new standard, and has determined that it has one business segment. Therefore, no additional information in the year ended December 31, 1998 statement will be required.


BUSINESS OUTLOOK

     The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding expansion of sales, profitability, liquidity, the adequacy of the Company's facilities, product performance, the development of the Company's products, patents, patent applications, competition and potential strategic arrangements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the impact of government regulation; the uncertainty that existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors; the availability of alternate manufacturing sources and suppliers; the availability of additional capital to fund expansion on acceptable terms, if at all; and general market and economic conditions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of the Company and its Subsidiaries appear on the following pages of this Form 10-K.

                                                                  Page

Report of Independent Auditors                                     F-1

Report of Independent Accountants                                  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996       F-3 & F-4

Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995                               F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                               F-6

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1997, 1996 and 1995           F-7

Notes to Consolidated Financial Statements                         F-8


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has previously reported information relating to this item on a Form 8-K filed with the Securities and Exchange Commission on December 9, 1997.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS
------------------

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1.) CONSOLIDATED FINANCIAL STATEMENTS.

             The following Consolidated Financial Statements are included in
             Item 8:

             Report of Independent Auditors

             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 1997 and 1996

             Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

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

   3.3(b) Amended and Restated By-Laws for the Company Company's Annual Report on Form 10-K for the (filed as Exhibit 3.3(b) to the fiscal year ended December 31, 1996 and incorporated herein by reference).

 **3.10(a)     1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

 **3.10(b)     1986 Employee Stock Purchase Plan (filed as Exhibit 4 to the
               Company's Registration Statement on Form S-8 filed June 9, 1986 and incorporated herein by reference).

   3.10(c)     1989 Non-Employee Directors Stock Option Plan, as amended,
               (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 filed October 22,1996 and incorporated herein by reference).

   3.10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.1 to Form 8-K filed on December 27, 1993 and incorporated herein by reference).

  3.10(e) Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23, 1997 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384. (filed as Exhibit 3.10(a) to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

  3.10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

  3.10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's by reference) with amendments dated September 1, 1994 and March 31, 1995.

  3.10(h) Amendment to agreement dated September 1, 1994 between icrofluidics International Corporation and atalytica, Inc. dated as of October 18, 1993 filed as Exhibit 3.10(g) to the Company's Form 10-for the fiscal year ended December 31, 1993, and incorporated herein by reference).

  3.10(i) Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed December 31, 1993, and incorporated herein by reference). as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended

  3.10(j) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

**3.10(k)     Agreement, dated July 27, 1995, between Microfluidics
              International Corporation and Michael T. Rumley. (filed as Exhibit
              3.10(i) to the Company's Form 10-K for fiscal year ended December
              31, 1995 and incorporated herein by reference).

**3.10(l)     Letter, dated August 16, 1995, from Microfluidics International
              Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the
              Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference).

**3.10(m)     Letter, dated December 31, 1995 from Microfluidics International
              Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(n) Warrant for the Purchase of Shares of Common Stock, dated July 15, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as Exhibit 3.10(l) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

**3.10(o)     Letter, dated December 31, 1996, from Microfluidics International
              Corporation to Irwin J. Gruverman.(filed as Exhibit 3.10(o) to the
              Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(p) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1,1995 regarding participation in and management of the Advanced Technology Program (ATP). (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).


  3.10(q) Consulting Agreement with James Little. (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(r) Subsidiaries of the Registrant. (filed as Exhibit 3.21 to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

* **3.10(s)   Letter dated December 31, 1997, from Microfluidics International
              Corporation to Irwin J. Gruverman and G & G Diagnostics Corp.

**3.10(t)     1988 Stock Plan as amended (filed as Exhibit 10(a) to the
              Company's Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference).

 *3.11        Statement regarding computation of per share earnings.

**3.23(a)     Consent of Deloitte & Touche LLP.

 *3.23(b)     Consent of Coopers & Lybrand L.L.P.

 *3.27        Financial Data Schedule.

_____________________
* Filed herewith

**Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.


     (B)  REPORTS ON FORM 8-K.

              The Company filed a Current Report on Form 8-K regarding changes in its Certifying Accountant dated as of December 5, 1997.

     (C)  EXHIBITS.

          The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14(a)(3) as set forth above.

     (D)  FINANCIAL STATEMENT SCHEDULES.

          See (a)(2) above.

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Board of Directors and
Stockholders of Microfluidics
International Corporation:

We have audited the accompanying consolidated balance sheet of Microfluidics International Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microfluidics International Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 20, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and
Stockholders of Microfluidics
International Corporation:

We have audited the accompanying consolidated balance sheets of Microfluidics International Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microfluidics International Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                            COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 12, 1997

/1/MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                         -------------------------
                                                            1997          1996
                                                         -----------  ------------
ASSETS
Current Assets:
Cash and cash equivalents                                $4,083,214    $2,786,554
Marketable securities                                        55,638        67,437
Accounts receivable, less allowance of $40,000
 and $41,076 in 1997 and 1996, respectively               1,396,088     1,605,932
Other receivables                                           140,989        53,873
Inventories                                               2,436,938     2,291,768
Prepaid expenses                                             26,764        21,858
                                                         ----------    ----------
      Total current assets                                8,139,631     6,827,422
Equipment and Leasehold Improvements, at cost
      Furniture, fixtures and office equipment              335,467       312,664
      Machinery and equipment                               261,592       226,395
      Leasehold improvements                                125,322       114,883
                                                         ----------    ----------
                                                            722,381       653,942
Less: Accumulated depreciation and amortization           (570,555)     (509,091)
                                                         ----------    ----------
                                                            151,826       144,851
Patents, Licenses and Other Intangible assets-(net of
    accumulated amortization of $379,549 in 1997
    and $335,629 in 1996)                                   167,131       211,051
Deferred Income Taxes                                       413,630
                                                         ----------    ----------
      Total assets                                       $8,872,218    $7,183,324
                                                         ==========    ==========

                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                              December 31,
                                                       --------------------------
                                                            1997          1996
                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and other accrued expenses            $   939,796   $   602,939
Accrued compensation                                        76,269        36,567
Accrued vacation pay                                        37,294        37,295
Customer advances                                          280,716        78,000
                                                       -----------   -----------
    Total current liabilities                            1,334,075       754,801

Commitments and contingencies

Stockholders' Equity

    Common Stock, par value $.01 per share,
    20,000,000 shares authorized; 5,136,804
    and 5,094,781 shares issued
    in 1997 and 1996, respectively                          51,368        50,948
Additional paid-in capital                              10,442,840    10,374,508
Accumulated deficit                                     (2,360,359)   (3,468,416)
Unrealized appreciation on marketable securities            55,638        67,437
Less:  Treasury Stock, at cost, 220,719 and 192,119
       shares in 1997 and 1996, respectively              (651,344)     (595,954)
                                                       -----------   -----------

    Total stockholders' equity                           7,538,143     6,428,523
                                                       -----------   -----------

    Total liabilities and stockholders' equity         $ 8,872,218   $ 7,183,324
                                                       ===========   ===========

                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years ended December 31,
                                              ------------------------
                                           1997         1996         1995
                                       -----------  ----------  ------------

Revenues                                $7,105,706  $6,273,768  $ 5,273,399

Cost of goods sold                       3,265,593   2,847,224    2,813,801
Research and development                   459,240     450,477      691,466
Selling, general and administrative      2,977,577   2,625,184    3,051,480
                                        ----------  ----------  -----------
Total cost and expenses                  6,702,410   5,922,885    6,556,747
                                        ----------  ----------  -----------

Income (loss) from operations              403,296     350,883   (1,283,348)

Interest income                            159,256     100,612       98,675
Other income                                50,012      50,009
Gain on sale of investments                 91,863                   93,239
Gain on sale of assets                                               81,537
                                        ----------  ----------  -----------

Income (loss) before income taxes          704,427     501,504   (1,009,897)
Income tax benefit (provision)             403,630               (1,107,422)
                                        ----------  ----------  -----------

Net income (loss)                       $1,108,057  $  501,504  $(2,117,319)
                                        ==========  ==========  ===========
Basic earnings per share:

Average shares outstanding: basic        4,914,722   4,941,711    4,939,989
                                        ==========  ==========  ===========

                                        ----------  ----------  -----------
Net income (loss) per share             $      .23  $      .10  $      (.43)
                                        ==========  ==========  ===========

Diluted earnings per share:

Average shares outstanding: diluted      4,966,998   4,948,506    4,939,989
                                        ==========  ==========  ===========

                                        ----------  ----------  -----------
Net income (loss) per share             $      .22  $      .10  $      (.43)
                                        ==========  ==========  ===========


                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Years ended December 31,
                                                     --------------------------------------
                                                         1997         1996          1995
                                                     ----------    ----------   -----------
Cash flows from operations:
Net income (loss)                                    $1,108,057    $  501,504   $(2,117,319)
Reconciliation of net income to cash
  used by operations:
Depreciation and amortization                           105,383        95,101        93,410
Issuance of common stock employee compensation           30,000        24,000
Bad debt expense                                         19,877        10,000        40,000
Gain on sale of investments                             (91,863)                    (93,239)
Gain on sale of assets                                                              (81,537)
Income tax (benefit) provision                         (403,630)                  1,146,429
Increase (decrease) in cash due to change in:
  Receivables and other receivables                     102,852       111,214     1,197,003
  Inventories                                          (145,170)      164,621       388,300
  Prepaid expenses                                       (4,906)       40,295        45,574
  Current liabilities                                   569,274        67,896      (436,076)
                                                     ----------    ----------   -----------
Net cash from operations                              1,289,874     1,014,631       182,545

Cash flows from (used by) investing activities:
Purchase of intangible asset                                                        (96,680)
Proceeds from sale of investments                        91,863                      93,239
Proceeds from sale of assets                                                        101,800
Purchase of fixed assets and leasehold improvements     (68,439)      (21,636)     (107,376)
                                                     ----------    ----------   -----------
Net cash from (used by) investing activities             23,424       (21,636)       (9,017)

Cash flows from (used by) financing activities:
Issuance of Common Stock under employee stock
  purchase plan                                          21,788        21,861        21,724
Issuance of Common Stock under employee stock
  option plan                                            16,964         9,663        42,729
Treasury stock purchased                                (55,390)     (141,383)       (8,374)
                                                     ----------    ----------   -----------
Net cash from (used by) financing activities            (16,638)     (109,859)       56,079

Net increase in cash and cash
  equivalents                                         1,296,660       883,136       229,607
Cash and cash equivalents at beginning of year        2,786,554     1,903,418     1,673,811
                                                     ----------    ----------   -----------
Cash and cash equivalents at end of year             $4,083,214    $2,786,554   $ 1,903,418
                                                     ==========    ==========   ===========

Supplemental disclosure of cash flow information:
Treasury stock acquired by the exercise
  of employees' stock repurchases                    $     --      $            $      (695)
                                                     ==========    ==========   ===========

                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  NUMBER OF     COMMON
                                  SHARES OF     STOCK AT    ADDITIONAL
                                   COMMON         PAR        PAID-IN    ACCUMULLATED
                                   STOCK         VALUE       CAPITAL       DEFICIT
                                   -----         -----       -------    -------------
-------------------------------------------------------------------------------------
Balance at December 31, 1994    5,021,348      $50,212     $10,254,572   $(1,852,601)
-------------------------------------------------------------------------------------
Changes in unrealized appreciation
  on marketable securities
Stock options exercised            27,875          280          43,144
Proceeds from employee stock
   purchase plan                    8,980           90          21,634
Treasury stock
Net Loss                                                                  (2,117,319)
-------------------------------------------------------------------------------------
Balance at December 31, 1995    5,058,203       50,582      10,319,350    (3,969,920)
-------------------------------------------------------------------------------------
Changes in unrealized depreciation
   on marketable securities
Stock options exercised             6,550           66           9,597
Stock in lieu of salary            16,000          160          23,840
Proceeds from employee stock
   purchase plan                   14,028          140          21,721
Treasury stock
Net income                                                                   501,504
-------------------------------------------------------------------------------------
Balance at December 31, 1996    5,094,781       50,948      10,374,508    (3,468,416)
-------------------------------------------------------------------------------------
Changes in unrealized depreciation
  on marketable securities
Stock options exercised             9,175           91          16,873
Stock in lieu of salary            20,000          200          29,800
Proceeds from employee stock
  purchase plan                    12,848          129          21,659
Treasury stock
Net income                                                                 1,108,057
-------------------------------------------------------------------------------------
Balance at December 31, 1997    5,136,804      $51,368     $10,442,840   $(2,360,359)
-------------------------------------------------------------------------------------
                                  UNREALIZED
                                APPRECITATION     NUMBER OF
                                  ON MARKET-      SHARES OF
                                    ABLE          TREASURY   TREASURY
                                  SECURITIES       STOCK      STOCK        TOTAL
                                  ----------       -----      -----        -----
----------------------------------------------------------------------------------
Balance at December 31, 1994       $62,843       101,839   $(445,502)  $ 8,069,524
----------------------------------------------------------------------------------
Changes in unrealized appreciation
  on marketable securities          20,797                                  20,797
Stock options exercised                                                     43,424
Proceeds from employee stock
   purchase plan                                                            21,724
Treasury stock                                     5,180      (9,069)       (9,069)
Net Loss                                                                (2,117,319)
----------------------------------------------------------------------------------
Balance at December 31, 1995        83,640       107,019    (454,571)    6,029,081
----------------------------------------------------------------------------------
Changes in unrealized depreciation
  on marketable securities         (16,203)                                (16,203)
Stock options exercised                                                      9,663
Stock in lieu of salary                                                     24,000
Proceeds from employee stock
   purchase plan                                                            21,861
Treasury stock                                    85,100    (141,383)     (141,383
Net income                                                                 501,504
----------------------------------------------------------------------------------
Balance at December 31, 1996        67,437       192,119    (595,954)    6,428,523
----------------------------------------------------------------------------------
Changes in unrealized depreciation
  on marketable securities         (11,799)                                (11,799)
Stock options exercised                                                     16,964
Stock in lieu of salary                                                     30,000
Proceeds from employee stock
  purchase plan                                                             21,788
Treasury stock                                    28,600     (55,390)      (55,390)
Net income                                                               1,108,057
----------------------------------------------------------------------------------
Balance at December 31, 1997     $  55,638       220,719   $(651,344)  $ 7,538,143
----------------------------------------------------------------------------------

                                      F-7
                See notes to consolidated financial statements

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          The Company's equipment and leasehold improvements are recorded at cost. Depreciation is computed on the straight-line method, based upon useful lives of three to five years. Leasehold improvements are amortized on the straight-line method based upon the shorter of the estimated useful lives or remaining life of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or sale of property and equipment, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain, or loss is credited or charged to operations.

     6.   PATENTS, LICENSES, AND OTHER INTANGIBLE ASSETS

          Patents, patent applications and rights are stated at acquisition cost. Amortization of patents is recorded using the straight-line method over the shorter of the legal lives or useful life of the patents. The Company periodically reviews the carrying value of intangible assets and impairments are recognized if the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

     9.   EARNINGS (LOSS) PER SHARE

          In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for fiscal periods ending after December 15, 1997. The Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares
          outstanding for the period.   Diluted EPS reflects the potential
          dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is computed similarly to fully diluted EPS previously presented. In accordance with the standard, all prior period EPS data has been restated.

          A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is shown below. Options to purchase 893,873, 1,074,105, and 996,600 shares of common stock were outstanding for the years ended 1997, 1996 and 1995, respectively, but were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares, or were anti-dilutive in 1995, as the Company incurred a loss.



                                             1997       1996        1995
                                             ----       ----        ----
     Average Shares Outstanding:Basic      4,914,722   4,941,711   4,939,989
                                          ==========  ==========  ==========
     Basic Earnings per Share:

     Net income (loss) per share          $      .23  $      .10  $     (.43)
                                          ==========  ==========  ==========
     Effect of Dilutive stock options         52,276       6,795
                                          ----------  ----------  ----------

     Average Shares Outstanding:Diluted    4,966,998   4,948,506   4,939,989
                                          ==========  ==========  ==========

     Net income (loss) per  share         $      .22  $     . 10  $     (.43)
                                          ==========  ==========  ==========

     10.  USE OF ESTIMATES

          The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     11.  NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued SFAS
          No. 130, "Reporting Comprehensive Income" and SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No.130 establishes standards for reporting and displaying comprehensive income and is effective for the Company's 1998 financial statements. The Company is reviewing disclosure options and will present such information in the first quarter of 1998 to the extent required. SFAS No.131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. The Company has reviewed this new standard and has determined that it has one business segment, and is reviewing the additional disclosure requirements of this statment.

     12.  Fair Value of Financial Instruments

          Marketable securities are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term nature of these accounts.

B.  INDUSTRY SEGMENT AND MAJOR CUSTOMERS

          The Company has one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries.

          Mizuho Industrial Co. Ltd. (a distributor) accounted for 20% of revenues in 1997, 17% of revenues in 1996 and 21% of revenues in 1995. One other distributor (Inland) accounted for 10% of revenues in 1996. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's results of operations. Sales in Europe were approximately $1,453,000, $772,000, and $984,000, and sales in Asia were approximately $1,582,000, $1,288,000, and $1,514,000 in 1997, 1996 and 1995,
          respectively, of the total revenues.

C.  MARKETABLE SECURITIES

          At December 31, 1997 and 1996, respectively, the Company held 3,940 and 13,940 shares of PolyMedica Industries, Inc., a publicly traded company, at zero cost through its wholly owned subsidiary MediControl. The Company also, as a result of a spinoff by PolyMedica Industries, Inc., held 6,720 shares in another publicly traded company, Cardiotech International, Inc. The total market value of these marketable securities at December 31, 1997 and 1996 was $55,638 and $67,437, respectively.

          In both 1997 and 1995, the Company sold 10,000 shares of PolyMedica Industries, Inc. at a gain of $91,863 and $93,239 respectively.

D.  INVENTORIES

          The components of inventories are as follows at December 31:


                                 1997         1996
                             -----------  -----------

          Raw materials       $1,277,094   $1,525,398
          Work in process        649,946      434,717
          Finished goods         509,898      331,653
                              ----------   ----------
                              $2,436,938   $2,291,768
                              ==========   ==========

E.   INTANGIBLE ASSETS

          The Company purchased the rights and title of certain liposome and microemulsion technology devices from Arthur D. Little in 1985. The unamortized license fee and patent are included in intangible assets and are being amortized using the straight line method over the useful life of the patent, 17 years. Patents and other intangible assets were purchased in 1991 as a result of a share exchange by MediControl stockholders. These patents and other intangible assets were being amortized using the straight line method over five years. In addition, in 1995, the Company capitalized $96,680 of patent costs related to the cooperative-venture described in Note K. Amortization charged to expense was $43,920 in both 1997 and 1996, and $53,412 in 1995.

F.   LINE OF CREDIT

          In December 1993, the Company entered into a loan and security agreement (the "Agreement") for a line of credit with a local bank. The available line or borrowing base is equal to the lesser of $750,000 or 80% of net outstanding amount of base accounts, as defined in the agreement. At December 31, 1997, $424,203 was available for borrowing.

          The line is collateralized by all inventory, accounts receivable, general intangibles, machinery and equipment and all other property of the Company, excluding leased inventory and certain intangible assets. There were no borrowings under this line of credit arrangement during 1997 or 1996.

G.   EMPLOYEE BENEFITS

          Effective January 1, 1990, the Company offered a 401(k) profit-sharing plan (the "Plan"), to its employees. All Company and related entity employees who are eighteen years of age and have completed one hour of service are eligible to participate in the Plan. Employees may contribute from 1% to 20% of their compensation. Until 1997, the Company's contribution was discretionary, with contributions made from time to time as management deemed advisable. The Company made matching contributions of $17,466 in 1997 and no matching contributions during 1996 or 1995. Plan administration expenses of $1,500, $3,564, and $2,755 were incurred by the Company in 1997, 1996 and 1995, respectively. The Company instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions.


H.    INCOME TAXES

          The provision/(benefit) for income taxes for the years ended are as follows:

                                           FEDERAL      STATE        TOTAL
                 DECEMBER 31, 1997:
          Current                         $   9,544    $    456   $   10,000
          Deferred                         (365,482)    (48,148)    (413,630)
                                          ---------    --------   ----------
               Total                      $(355,938)   $(47,692)  $ (403,630)
                                          =========    ========   ==========
                 DECEMBER 31, 1996:
          Current                        $            $           $        -
                                                  -           -
          Deferred                                -           -            -
                                          ---------    --------   ----------
               Total                      $       0    $      0   $        0
                                          =========    ========   ==========
                 DECEMBER 31, 1995:
          Current                         $       -    $  6,643   $    6,643
          Deferred                          939,615     161,164    1,100,779
                                          ---------    --------   ----------
               Total                      $ 939,615    $167,807   $1,107,422
                                          =========    ========   ==========

          The approximate tax effect of each type of temporary difference and carryforward before and after allocation of the valuation allowance is as follows at December31:



                                                  1997          1996          1995
                                                  ----          ----          ----
          Net operating loss                 $ 1,015,976   $ 1,012,386   $ 1,112,967
          Research and development credit        183,344       183,344       174,655
          Inventory capitalization               172,773       144,063       176,688
          Other                                   74,518        31,348        30,437
          Marketable securities                  (22,255)      (26,975)      (33,456)
          Depreciation and amortization          (10,726)      (15,338)      (17,747)
                                             -----------   -----------   -----------

          Net deferred tax asset before
              valuation allowance              1,413,630     1,328,828     1,443,544
          Valuation allowance                 (1,000,000)   (1,328,828)   (1,443,544)
                                             -----------   -----------   -----------

          Net deferred tax asset after
              valuation allowance            $   413,630   $         0   $         0
                                             ===========   ===========   ===========


          The Company has a net operating loss tax carryforward of approximately $2,086,000 and research and development tax credit carryforwards of approximately $183,000 expiring at various dates beginning in 2001 through 2012. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

          Based on the financial results known at December 31, 1997, the Company has established a valuation allowance against the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets. Therefore the Company has decreased the valuation allowance by $328,828 in 1997 and decreased the valuation allowance by $114,716 in 1996 to reflect this uncertainty.

          The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31,



                                             1997       1996       1995
                                             ----       ----       ----
          Federal income tax rate            34.0%      34.0%      34.0%
          State income tax net                6.0%         -          -
          Permanent differences               0.7%       2.7%       6.0%
          Unbenefitted NOL                      -      (36.7)%    (40.0)%
          Change in valuation allowance     (98.0)%        -      148.0%
                                           ------     ------     ------

          Total effective tax rate          (57.3)%        0%       148%
                                           ======     ======     ======


I.   STOCKHOLDERS' EQUITY

     The Company adopted the 1988 Stock Plan as the successor plan to the 1987 Stock Plan, which, as amended at the 1997 stockholders' meeting, authorizes the grant of Stock Rights for up to 2,350,000 shares of Common Stock and the 1989 Non-Employee Director Stock Option Plan which, as amended at the 1996 stockholders' meeting, authorizes the grant of nonqualified stock options for up to 500,000 shares of Common Stock.

     Additionally, the Company has an employee stock purchase plan. Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, is limited to a maximum amount of 1000 for each six month period. The number of shares issued pursuant to this plan totaled 12,848 in 1997, 14,028 in 1996, and 8,980 in 1995.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. FASB Statement No. 123 "Accounting For Stock-Based Compensation"("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional. Proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

     The Company's stock option plans provide for the granting of nonqualified stock options that 1.) are granted at prices which equate to or are above the market value of the stock on the date of the grant; 2.) vest ratably over a three and one half to four year service vesting period and 3.) expire ten years subsequent to award.

     A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995 and changes during the year ended on those dates is presented below:


                                                      1997                      1996                  1995
                                                    Wgtd. Avg.                 Wgtd Avg.            Wgtd. Avg.
                                          Shares    Exer. Price  Shares       Exer. Price  Shares   Exer Price
                                          ------    -----------  ------       -----------  ------   ----------
Outstanding, at beginning of year
                                         1,080,900      $2.62    996,600        $3.09      783,150     $3.61
Option shares:
    Granted                                114,000       1.75    369,300         1.65      281,500      1.80
    Exercised                               45,175       1.44      6,550         1.48       27,875      1.56
    Cancelled                              203,575       2.57    278,450         3.12       40,175      4.88
                                         ---------  ---------  ---------    ---------    --------- ---------
Outstanding, at end of year                946,150      $2.37  1,080,900        $2.62      996,600     $3.09
                                         =========  =========  =========    =========    ========= =========


                                                      1997       1996        1995
                                                      ----       ----        ----
Price Range of Outstanding Options at Year End    $1.47-6.25  $1.16-7.44  $1.16-7.44
                                                  ==========  ==========  ==========

Options Exercisable at Year End                      522,000     496,763     489,938
                                                  ----------  ----------  ----------

Options Available for Future Grant                 1,253,125     582,550     435,900
                                                  ==========  ==========  ==========
Weighted Average Fair Value of Options
Granted During the Year                           $     0.84  $     0.88  $     1.04
                                                  ----------  ----------  ----------

The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 60%; (iii) risk-free interest rate of 5.51% in 1997, 4.50% in 1996 and 4.854% in 1995; and (iv) Expected life of five years.

Had compensation cost for the Company's 1997,1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, and net income per share for 1997, 1996 and 1995 would approximate the proforma amounts below:

                                        As Reported                        Proforma
                                        -----------                        --------
                                   1997       1996       1995         1997       1996        1995
                               ----------  --------  ------------  ----------  --------  ------------
Net Income/(Loss)              $1,108,057  $501,504  $(2,117,319)  $1,013,667  $357,235  $(2,142,746)
                               ==========  ========  ===========   ==========  ========  -----------
Net Income/(Loss) per Share
-Diluted                       $      .22  $    .10  $      (.43)  $      .20  $    .07  $      (.43)
                               ==========  ========  ===========   ==========  ========  ===========


During 1995, employees delivered shares to the Company in payment for shares they were purchasing upon exercise of the stock options they held. The aggregate amount of shares received during 1995 was 180 shares. No shares were delivered by employees during 1997 and 1996.

As partial compensation for financial advisory services rendered to the Company by Ladenburg Thalmann & Co., Inc., an investment banking firm ("Ladenburg"), the Company on July 15, 1993 granted to Ladenburg a warrant to purchase up to 75,000 shares at a per share purchase price of $4.50 commencing on July 14, 1994 and exercisable until July 14, 1998.

At December 31, 1997, the Company has reserved 2,230,300 shares for issuance under the above mentioned stock plans and warrants.

J.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1997 the Company had an operating lease for the rental of its facilities which requires the following minimum payments during the following years:



                         Minimum Payments
                    --------------------------

                    1998              $211,209
                    1999               230,328
                    2000               237,000
                    2001                98,750
                                      --------
                    Total             $777,287
                                      ========

     Rent expense for 1997,1996, and 1995 was approximately $170,000, $150,000, and $150,000 respectively. The current lease is due to terminate on May 31, 2001. The Company has an option to extend the lease for an additional year, and, if there is no assignment of the lease, for an additional second year.

K.   COOPERATIVE VENTURE

     In 1992, the Company formed a cooperative venture with Worcester Polytechnic Institute to develop, patent, and license for commercial application the Microfluidizer processing technology in certain fields. Expenditures for this venture were approximately $ 0 both in 1997 and 1996 and $48,000 in 1995. The costs in connection with patent applications of $96,680 have been included in intangible assets.

     In September of 1993, the Company signed a license and research and development agreement with Catalytica, Inc., as joint licensee, to further the studies of the venture with Worcester Polytechnic Institute, as licensor. The Company spent $286,256, $216,301 and $247,162 in 1997, 1996 and 1995, respectively , for this venture. The Company was reimbursed $137,403, $103,824 and $118,638 in 1997, 1996 and 1995, respectively, from a government grant awarded jointly to Catalytica, Inc. and the Company in relation to this project. The remainder of the expenditures were included in research and development expense.

L.   SALE OF ASSETS

     On December 27, 1995, the Company sold to ChemMark Development, Inc. ("ChemMark") its business of manufacturing and distributing proprietary cosmetic liposomal formulations, sold under the trade name Dermasome/(R)/. In return for ChemMark's payment of $50,000, the Company transferred to ChemMark its Dermasome/(R)/ trademark, its customer list, its products list, all unfilled Dermasome/(R)/ orders, and all products and product literature. Additionally, the Company granted to ChemMark a two year, world-wide, exclusive license to use the Company's proprietary technology and know-how and to manufacture and distribute Dermasome products. In exchange, the Company received a one-time, non-refundable $50,000 rights grant acquisition fee, and the payment over the license term of a percentage royalty equal to ten percent (10%) of the net sales realized by ChemMark on the sale of products derived from the Company's technology. Notwithstanding the amount of such percentage royalty, ChemMark was obligated to pay a minimum royalty payment in the amount of $100,000, payable in 22 equal monthly installments of $4,168, with a final payment of $8,333 due upon the second anniversary of the agreement. As security for ChemMark's performance of its obligations to the Company, the Company retained a security interest in the Trademark. The Company recognized a gain of $81,537 on the sale of the Dermasome/(R)/ business in 1995.

M.   RELATED PARTY TRANSACTIONS

     During 1997, 1996 and 1995, the Company and an entity controlled by Mr. Gruverman, the Company's Chairman, entered into an arrangement whereby such entity reimbursed the Company for a portion of certain administrative expenses. The Company was reimbursed approximately $74,125, $72,610, and $31,155 by such entity during 1997, 1996 and 1995, respectively. The Company reimbursed the entity controlled by Mr. Gruverman $0,$ 0, and $53,478 for consulting services (other than those of Mr. Gruverman) paid by such entity on behalf of the Company in 1997, 1996 and 1995, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 24th day of March, 1998.

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


Signature                      Title                            Date
---------                      -----                            ----
/s/ Irwin J. Gruverman        Chief Executive Officer          March 24, 1998
----------------------        (Principal Executive Officer),
Irwin J. Gruverman            Chairman of the Board of
                              Directors and Secretary


/s/ Michael A. Lento          President and Treasurer          March 24, 1998
--------------------          (Principal Financial and
Michael A. Lento              Accounting Officer)
                              Director


/s/ James N. Little           Director                         March 24, 1998
-------------------
James N. Little


/s/ Vincent Cortina           Director                         March 24, 1998
-------------------
Vincent Cortina

                                 EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
------         ----------------------

  3.3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and incorporated herein by reference).

  3.3(b) Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 Amended and Restated By-Laws for the Company (filed as Exhibit 3.3(b) to the and incorporated herein by reference).

**3.10(a)      1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

**3.10(b)      1986 Employee Stock Purchase Plan (filed as Exhibit 4 the
               Company's Registration Statement on Form S-8 filed June 9, 1986 and incorporated herein by reference).

  3.10(c)      1989 Non-Employee Directors Stock Option Plan, as amended,
               (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 filed October 22,1996 and incorporated herein by reference).

  3.10(d)      International Corporation dated as of December 10, 1993 (filed as
               Exhibit 10.1 to Form 8-K filed on December 27, 1993 and incorporated herein by reference). Loan Agreement between The First National Bank of Boston and Microfluidics

  3.10(e) Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23, 1997 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384. (filed as Exhibit 3.10(a) to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

  3.10(f) Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by Letter of Understanding between Microfluidics International Corporation and Worcester reference).


  3.10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) with amendments dated September 1, 1994 and March 31, 1995.

  3.10(h) Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and Amendment to agreement dated September 1, 1994 between Microfluidics International incorporated herein by reference).

  3.10(i) Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and Amendment to agreement dated March 31, 1995 between Microfluidics International incorporated herein by reference).


  3.10(j) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).


**3.10(k)      Agreement, dated July 27, 1995, between Microfluidics
               International Corporation and Michael T. Rumley. (filed as
               Exhibit 3.10(i) to the Company's Form 10-K for fiscal year ended
               December 31, 1995 and incorporated herein by reference).

**3.10(l)      Letter, dated August 16, 1995, from Microfluidics International
               Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference).

**3.10(m)      Letter, dated December 31, 1995 from Microfluidics International
               Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(n) Warrant for the Purchase of Shares of Common Stock, dated July 15, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as
               Exhibit 3.10(l) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

**3.10(o)      Letter, dated December 31, 1996, from Microfluidics International
               Corporation to Irwin J. Gruverman.(filed as Exhibit 3.10(o) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(p) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1,1995 regarding participation in and management of the Advanced Technology Program (ATP). (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(q) Consulting Agreement with James Little. (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  3.10(r) Subsidiaries of the Registrant. (filed as Exhibit 3.21 to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

* **3.10(s)    Letter dated December 31, 1997, from Microfluidics International
               Corporation to Irwin J. Gruverman and G & G Diagnostics Corp.

**3.10(t)      1988 Stock Plan as amended (filed as Exhibit 10(a) to the
               Company's Form 10-Q for the Quarterly Period ended March 31,
               1997, and incorporated herein by reference).

*3.11          Statement regarding computation of per share earnings.

*3.23(a)       Consent of Deloitte & Touche LLP

*3.23(b)       Consent of Coopers & Lybrand L.L.P.

*3.27          Financial Data Schedule.

_______________________
*  Filed herewith

** Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.