Form 10-Q
period 1998-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1998-05-11
CIK 723889

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)

          (x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]


Registrant had 5,142,054 shares of Common Stock, par value $.01 per share, outstanding on May 4, 1998.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                                     INDEX
                                     -----

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

               Consolidated Balance Sheets as of March 31,               3
               1998 and December 31, 1997

               Consolidated Statements of Income for the                 5
               three months ended March 31, 1998 and March 31,
               1997

               Consolidated Statements of Cash Flows for the             6
               three months ended March 31, 1998 and March 31,
               1997

               Notes to Consolidated Financial Statements                7


          ITEM 2. Management's Discussion and Analysis of                10
                  Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K                       14

          Signatures                                                     15

          Exhibit Index                                                  16


                         PART I. FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                   March 31, 1998   December 31,1997
                                   ---------------  -----------------
                                     (unaudited)
ASSETS
Cash and cash equivalents              $3,498,430         $4,083,214
Marketable securities                      61,953             55,638
 Accounts receivable(less
allowance for doubtful accounts
of $40,000 and $48,576 at March
31, 1998 and December 31, 1997)         1,582,261          1,396,088
Other receivables                         150,391            140,989
Inventory                               2,121,427          2,436,938
Prepaid expense                           106,006             26,764
                                       ----------         ----------
     Total current assets               7,520,468          8,139,631
Equipment and leasehold
improvements, at cost
     Furniture, fixtures and
     Office equipment                     335,467            335,467
     Machinery and equipment              268,498            261,592
     Leasehold improvements               132,629            125,322
                                       ----------         ----------
                                          736,594            722,381
     Less:accumulated
     depreciation
     and amortization                    (587,555)          (570,555)
                                       ----------         ----------
                                          149,039            151,826
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$390,529 at March 31, 1998 and
$379,549 at December 31, 1997)            156,151            167,131
Deferred income taxes                     413,630            413,630
                                       ----------         ----------
          Total assets                 $8,239,288         $8,872,218
                                       ==========         ==========

     (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------

                                      March 31, 1998     December 31,1997
                                      --------------     -----------------
                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
  expenses                              $   509,772      $   939,796
Accrued compensation                         64,737           76,269
Accrued vacation pay                         37,295           37,294
Customer advances                            68,829          280,716
                                        -----------      -----------
     Total current liabilities              680,633        1,334,075

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,142,054 and 5,136,804 shares
issued and outstanding at March 31,
1998 and at December 31,1997
respectively                                 51,421           51,368

Additional paid-in-capital               10,452,702       10,442,840
Accumulated deficit                      (2,356,077)      (2,360,359)
Unrealized appreciation on
     marketable securities                   61,953           55,638
Less: Treasury Stock, at cost,
     220,719 shares at March 31,
     1998 and December 31,
     1997 respectively                    ( 651,344)       ( 651,344)
                                        -----------      -----------

      Total stockholders' equity          7,558,654        7,538,143
                                        -----------      -----------

      Total liabilities and
      stockholders' equity              $ 8,239,288      $ 8,872,218
                                        ===========      ===========

     (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)

                                              Three months ended
                                         ----------------------------
                                                  March 31,
                                           1998              1997
                                         ----------        ----------
Revenues                                 $1,811,665        $1,715,334
Cost of goods sold                        1,026,531           821,288
                                         ----------        ----------
Gross profit on revenues                    785,134           894,046
Operating expenses
  Research and Development                  152,203           113,240
  Selling, general and administrative       675,361           665,829
                                         ----------        ----------
Total operating expenses                    827,564           779,069
                                         ----------        ----------

Income(loss)from operations                 (42,430)          114,977
Interest income                              46,712            27,189
Other income                                                   12,503
                                                           ----------

Net income                               $    4,282        $  154,669
                                         ==========        ==========

Basic earnings per share:
Average shares outstanding:basic          4,920,802         4,922,479
                                         ==========        ==========

Net income per share                           $.00        $      .03
                                         ==========        ==========

Diluted earnings per share:
Average shares outstanding:diluted        5,044,102         4,970,374
                                         ==========        ==========

Net income per share                           $.00        $      .03
                                         ==========        ==========


     (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                           Three months ended
                                                           ------------------
                                                                March 31,
                                                         1998             1997
                                                         ----             ----
Cash flows provided by operations:
Net income                                           $    4,282      $  154,669
Reconciliation of net income to cash used by
  operations:
  Depreciation and amortization                          27,980          25,280
  Common Stock employee compensation                          0           7,500
  Bad debt expense                                            0           7,500
Increase (decrease) in cash due to change in:
  Trade and other receivables                          (195,575)        153,681
  Inventories                                           315,511          91,310
  Prepaid expenses                                      (79,242)        (38,779)
  Current liabilities                                  (653,442)         74,287
                                                     ----------      ----------

  Net cash(used by) provided by operations             (580,486)        475,448
Cash flows (used by) investing activities:
  Capital equipment                                     (14,213)        (23,837)
                                                     ----------      ----------
  Net cash (used by) investing activities               (14,213)        (23,837)
Cash flows from financing activities
  Proceeds from issuance of Common Stock                  9,915             927
                                                     ----------      ----------
  Net cash from financing activities                      9,915             927

Net increase (decrease)in cash                         (584,784)        452,538
Cash and cash equivalents at beginning                4,083,214       2,786,554
                                                     ----------      ----------
Cash and cash equivalents at end                     $3,498,430      $3,239,092
                                                     ==========      ==========


     (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS")No. 128, "Earnings per Share", which the company adopted in the fourth quarter of 1997, as required. Basic Earnings per Share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common
stock or resulted in the issuance of common stock.   In accordance with the
standard, 1997 EPS data has been restated to conform to EPS data.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
3.    INVENTORY
     The components of inventories on the following dates were:

                           March 31, 1998   December 31, 1997

     Raw Material          $ 1,291,062         $1,277,094
     Work in Progress          576,673            649,946
     Finished Goods            253,692            509,898
                            ----------         ----------
          Total              2,121,427         $2,436,938
                            ==========         ==========

4.   TAXES

      The Company utilized net operating loss carry forwards to substantially offset taxes computed at statutory rates. At December 31, 1997, the Company had available approximately $2.1 million in Federal Net Operating Loss carryforwards to offset future taxable income. The Company established a valuation allowance against a portion of the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the full benefit of these assets.


5.    NEW ACCOUNTING PRONOUNCEMENT

      In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No 131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. The Company has reviewed this new standard and has determined that it has one business segment, and is reviewing the additional disclosure requirements of this statement .

6.   COMPREHENSIVE INCOME

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the quarters ended March 31, 1998 and 1997 are as follows:

                                         Three months ended
                                              March 31,
                                              ---------
                                            1998     1997
                                           ------   ------
     Other comprehensive income:
          Unrealized gains on securities    6,315   $14,863
                                           ------   -------
     Other comprehensive income             6,315   $14,863
                                           ------   -------


The accumulated other comprehensive income balance is as follows:

                                  Unrealized gain
                                  ---------------
                                  on securities
                                  -------------

     Beginning balance               $55,638
     Current-period change             6,315
                                     -------
     Ending balance                  $61,953
                                     =======


These amounts have not been tax effected due to the availability of Net Operating Loss carryovers to offset the unrealized gains.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 1998 were $1,811,665 as compared to revenues of $1,715,334 in the corresponding period last year, representing an increase of $96,331, or 5.6%. North American sales for the three month period ended March 31, 1998 decreased to $1,109,101, or 12.7%, from $1,269,902 for the three months ended March 31, 1997. This decrease in revenue was principally due to a decrease in spare part sales of approximately $110,000. Foreign sales were $702,564 for the quarter ended March 31, 1998, compared to $445,432 for the quarter ended March 31, 1997, an increase of $257,132, or 57.7%. This increase in revenue was due to the sale of a large volume production machine for approximately $363,000. Management believes that the increased foreign revenues were due to an increase in the demand in the various foreign markets for the Company's products. There can be no assurance that these market conditions will continue to generate increased revenues. These two custom designed units were the largest systems built to date by the Company and as such presented several technical challenges. The Company ultimately realized abnormally low profit margins on the sale of these systems.

Cost of goods sold for the three months ended March 31, 1998 was $1,026,531 or 56.7% of revenue, compared to $821,288, or 47.9% of revenue, for the same period last year. The increase in the cost of goods sold both as a percentage of revenue and in the absolute dollar amount for the three months ended March 31, 1998 primarily reflects the sale of two large volume production units.

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

Operating expenses for the three months ended March 31, 1998 were $827,564, or 45.7% of revenue, as compared to $779,069, or 45.4% of revenue for the same period last year, an increase of $48,495 or 6.2%. Research and Development expenses increased by $38,963, from $113,240 to $152,203, of which approximately $28,000 was due to an increase in payroll and related costs.

The cost of selling expenses increased by approximately $62,432 from $384,828 to $447,260. The main increase of approximately $42,000 was for payroll and related expenses. General and administrative expenses decreased from $281,001, to $228,101, or $52,900, for the three months ended March 31, 1998 as compared to the same period last year. The principal reasons for the decrease are a $12,000 decrease in legal fees, a decrease in the accounts receivable reserve account of $7,500, and a decrease in telephone expense of approximately $12,500.

Interest income for the three months ended March 31, 1998 increased 71.8% to $46,712 from $27,189 for the three months ended March 31, 1997. This increase is due to both an increase in the amount of cash available for investment and higher average interest rates.

The Company received other income of $12,503 for the three months ended March 31, 1997. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome(R) product line in December, 1995. The Company had a backlog of $348,159 and $721,272 at March 31, 1998 and March 31, 1997, respectively, consisting of purchase commitments for Microfluidizer equipment.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the use of cash and cash equivalents on hand and cash flows from operations.

The Company utilized cash of $580,486 and generated cash of $475,448 from operations for the three months ended March 31, 1998 and 1997, respectively.

In the first quarter of 1998, this amount was principally the result of net income from operations and decreases in inventories, partially offset by a decrease in current liabilities and an increase in trade and other receivables and prepaid expenses. In the first quarter of 1997, this amount was principally the result of net income from operations, decreases in trade and other receivables and inventories and an increase in current liabilities, partially offset by an increase in prepaid expenses.

The Company utilized $14,213 and $23,837 for investing activities for the three months ended March 31, 1998 and 1997, respectively. Net cash used for investing activities in each period related to the purchase of capital equipment. As of March 31, 1998, the Company had no material commitments for capital expenditures.

For financing activities, the Company received cash of $9,915 and $927 for the three months ended March 31,1998 and 1997,respectively,from the issuance of Common Stock pursuant to the exercise of stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan.

The cash and cash equivalents balance of the Company was $3,498,430 at March 31, 1998, a decrease of $584,784 from the December 31, 1997 balance of $4,083,214. The Company continues to maintain a line of credit with a bank. The line of credit facility provides for maximum borrowing equal to the lesser of: $750,000 or 80% of the domestic accounts receivable less than 60 days old. As of March 31, 1998 and May 4,1998, the Company had no borrowings outstanding under its line of credit.

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

3.   NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No 131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. The Company has reviewed this new standard and has determined that it has one business segment, and is reviewing the additional disclosure requirements of this statement.


4.   YEAR 2000 DISCLOSURE

The Company has considered the potential problems that may arise because of the Year 2000 as it relates to the Company's internal information systems. It is the Company's opinion that, having considered the systems that the company presently utilizes, the Year 2000 should not present material problems nor material costs with respect to its own internal information systems. To date, the Company is unaware of any situations of noncompliance that would materially
adversely affect its operations or financial condition.   There can be no
assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

5.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's liquidity and potential strategic arrangements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the impact of government regulation, the uncertainty that existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors; the availability of alternate manufacturing sources and suppliers; the availability of additional capital to fund expansion on acceptable terms, if at all; and general market and economic conditions.

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


Date: May 7, 1998

EXHIBIT INDEX

               Exhibit                        Description
               -------                        -----------

                 11                           Statement regarding
                                              computation of per share
                                              earnings.


                 27                           Financial Data Schedule