Form 10-Q
period 1998-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1998-08-14
CIK 723889

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

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

Registrant had 5,156,983 shares of Common Stock, par value $.01 per share, outstanding on August 13, 1998.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                                     INDEX
                                     -----



                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.   FINANCIAL INFORMATION

          ITEM 1. Financial Statements

               Consolidated Balance Sheets as of June 30,                3
               1998 (unaudited) and December 31, 1997

               Consolidated Statements of Income for the                 5
               three and six months ended June 30,1998 and June 30,1997 (unaudited)

               Consolidated Statements of Cash Flows for the             6
               six months ended June 30, 1998 and June 30, 1997
               (unaudited)

               Notes to Consolidated Financial Statements                7

          ITEM 2. Management's Discussion and Analysis of                10
                  Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 4. Submission of matters to a vote of                     15
                  security holders

          ITEM 5. Other Information                                      15

          ITEM 6. Exhibits and Reports on Form 8-K                       16

                  Signatures                                             17

                  Exhibit Index                                          18

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

----------
                                    June 30, 1998    December 31,1997
                                    -------------    ----------------
                                     (unaudited)
ASSETS
Cash and cash equivalents             $3,705,472         $4,083,214
Marketable securities                     48,483             55,638
Accounts receivable (less
allowance for doubtful accounts
of $55,000 and $40,000 at June
30, 1998 and December 31, 1997)        1,563,966          1,396,088
Other receivables                         73,479            140,989
Inventory                              2,163,708          2,436,938
Prepaid expense                           95,876             26,764
                                      ----------         ----------
     Total current assets              7,650,984          8,139,631
Equipment and leasehold
improvements, at cost
     Furniture, fixtures and
     Office equipment                    342,187            335,467
     Machinery and equipment             272,334            261,592
     Leasehold improvements              156,704            125,322
                                      ----------         ----------
                                         771,225            722,381
     Less:accumulated
     depreciation
     and amortization                   (603,555)          (570,555)
                                      ----------         ----------
                                         167,670            151,826
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$401,509 at June 30, 1998 and
$379,549 at December 31, 1997)           145,171            167,131
Deferred income taxes                    413,630            413,630
                                      ----------         ----------
          Total assets                $8,377,455         $8,872,218
                                      ==========         ==========

               (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                    ---------------------------------------



                                      June 30, 1998  December 31,1997
                                      -------------  ----------------
                                      (unaudited)
LIABILITIES AND STOCKHOLDERS'
EQUITY

Accounts payable and accrued
     expenses                           $   648,599     $   939,796
Accrued compensation                         24,339          76,269
Accrued vacation pay                         37,295          37,294
Customer advances                            11,104         280,716
                                        -----------     -----------
     Total current liabilities              721,337       1,334,075

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
5,156,983 and 5,136,804 shares
issued and outstanding at June 30,
1998 and at December 31,1997
respectively                                 51,570          51,368

Additional paid-in-capital               10,475,221      10,442,840
Accumulated deficit                      (2,267,812)     (2,360,359)
Unrealized appreciation on
     marketable securities                   48,483          55,638
Less: Treasury Stock, at cost,
     220,719 shares at June 30,
     1998 and December 31,
     1997 respectively                    ( 651,344)      ( 651,344)
                                        -----------     -----------

      Total stockholders' equity          7,656,118       7,538,143
                                        -----------     -----------

      Total liabilities and
      stockholders' equity              $ 8,377,455     $ 8,872,218
                                        ===========     ===========

               (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                          Three months ended       Six months ended
                               June 30,                June 30,
                              ---------                --------

                           1998        1997        1998        1997
                        ----------  ----------  ----------  ----------
                              (unaudited)         (unaudited)

Revenues                $1,732,309  $1,749,489  $3,543,974  $3,464,823
Cost of goods sold         709,461     804,480   1,735,992   1,625,768
                        ----------  ----------  ----------  ----------
Gross profit on
 revenues                1,022,848     945,009   1,807,982   1,839,055

Operating expenses:

Research and
   development             192,700     116,742     344,903     229,982
Selling, general and
   administrative          779,765     759,603   1,455,126   1,425,432
                        ----------  ----------  ----------  ----------
Total operating
   expenses                972,465     876,345   1,800,029   1,655,414

Income from
   operations               50,383      68,664       7,953     183,641

Interest income             37,884      38,721      84,596      65,910
Other income                     -      12,503           -      25,006
                        ----------  ----------  ----------  ----------
Net Income              $   88,267  $  119,888  $   92,549  $  274,557
                        ==========  ==========  ==========  ==========

Basic Earnings
per share:

Average shares
  outstanding: basic     4,925,390   4,999,868   4,923,180   4,999,841
Net income per share    $      .02  $      .02  $      .02  $      .05
                        ==========  ==========  ==========  ==========

Diluted Earnings
per share:

Average shares
  outstanding: diluted   5,023,410   4,999,868   5,025,620   4,999,841
Net income per share    $      .02  $      .02  $      .02  $      .05
                        ==========  ==========  ==========  ==========

               (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                       Six months ended
                                                                            June 30,
                                                                            -------
                                                                       1998         1997
                                                                       ----         ----
Cash flows (used by) provided by operations:
Net income                                                          $   92,549   $  274,557
Reconciliation of net income to cash (used by)
  provided by operations:
  Depreciation and amortization                                         54,960       51,960
  Common Stock employee compensation                                         0       30,000
  Bad debt expense                                                      15,000       15,000
Increase (decrease) in cash due to change in:
  Trade and other receivables                                         (115,368)     363,828
  Inventories                                                          273,230      220,437
  Prepaid expenses                                                     (69,112)     (62,850)
  Current liabilities                                                 (612,740)     154,977
                                                                    ----------   ----------

  Net cash(used by) provided by operations                            (361,481)   1,047,909
Cash flows (used by) investing activities -
  Capital equipment                                                    (48,844)     (41,924)
                                                                    ----------   ----------
  Net cash (used by) investing activities                              (48,844)     (41,924)
Cash flows from (used by) financing activities
  Proceeds from issuance of Common Stock                                32,583       12,577
  Treasury stock purchased                                                          (13,467)
                                                                    ----------   ----------
  Net cash from (used by) financing activities                          32,583         (890)

Net increase (decrease) in cash                                       (377,742)   1,005,095
Cash and cash equivalents at beginning                               4,083,214    2,786,554
                                                                    ----------   ----------
Cash and cash equivalents at end                                    $3,705,472   $3,791,649
                                                                    ==========   ==========

               (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS")No. 128, "Earnings per Share", which the Company adopted in the fourth quarter of 1997, as required. Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common
stock or resulted in the issuance of common stock.   In accordance with the
standard, 1997 EPS data has been restated to conform to SFAS No. 128.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
3.  INVENTORY

    The components of inventories on the following dates were:

                                  June 30, 1998      December 31, 1997

     Raw Material                    $1,381,813           $1,277,094
     Work in Progress                   530,223              649,946
     Finished Goods                     251,672              509,898
                                     ----------           ----------
     Total                           $2,163,708           $2,436,938
                                     ==========           ==========

4.   TAXES

     For 1997, the Company utilized net operating loss carry forwards to substantially offset taxes computed at statutory rates. At December 31, 1997, the Company had available approximately $2.1 million in Federal Net Operating Loss carryforwards to offset future taxable income. The Company established a valuation allowance against a portion of the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the full benefit of these assets.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS and interim operating segment information and is effective for the determined that it has one business segment, and is reviewing the No.131, "Disclosure about Information". SFAS No 131 Segments of an Enterprise establishes standards for beginning in 1999. The Company has and Related reporting annual reviewed this new Company's 1998 annual financial standard and has additional disclosure statements and interim requirements of this reporting statement.

6.   COMMITMENTS AND CONTINGENCIES

     On June 22, 1998, the Company entered into a definitive asset purchase agreement with two established U.S. manufacturing firms, Epworth Manufacturing Company, Inc. of South Haven, Michigan and Morehouse- Cowles, Inc of Fullerton, California. The Company is proceeding with its due diligence investigation and financing arrangements and anticipates a mid-August closing. Although there can be no assurance that the transaction will be completed, if the transaction is completed, the Company's cash and cash equivalents will be reduced and stockholders' equity and debt will be increased.

7.   COMPREHENSIVE INCOME

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the six months ended June 30, 1998 and 1997 are as follows:


                                                Six months ended
                                                    June 30,
                                                ----------------
                                                 1998     1997
                                                -------  -------
     Other comprehensive income:
      Unrealized gains (losses)on securities     $7,155  $64,618
                                                 ------  -------
     Other comprehensive income                  $7,155  $64,618
                                                 ======  =======


The accumulated other comprehensive income balance is as follows:

                          Unrealized loss
                           ---------------
                           on securities
                           -------------

     Beginning balance        $55,638
     Current-period change     (7,155)
                              -------
     Ending balance           $48,483
                              =======


These amounts have not been tax effected due to the availability of Net Operating Loss carryovers to offset the unrealized gains.

                    MICROFLUIDICS INTERNATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended June 30, 1998 were $1,732,309,as compared to revenues of $1,749,489 in the corresponding period last year, representing a decrease of $17,180, or 1.0%. For the six month period ended June 30, 1998, revenues increased 2.3% to $3,543,974 from $3,464,823 for the first six months of 1997. The decrease in revenue for the three months ended June 30, 1998 is principally due to a decrease in sales of machines of approximately $125,000 offset by an increase in sales of spare parts of approximately $120,000. The increase in revenue for the six month period ended June 30, 1998 is principally due to an increase in machine sales of approximately $242,000 offset by a decrease in spare parts of approximately $81,000. North American sales for the three month period ended June 30, 1998 increased to $1,148,703, or 29.5%, from $887,111 for the three months ended June 30, 1997. This increase in North American Sales was principally due to an increase in machine sales of approximately $198,000 compared to the comparable quarter in 1997. For the six months ended June 30, 1998, North American sales increased to $2,257,804, or 4.7%, from $2,157,013 for the six months ended June 30, 1997. This increase in North American Sales was principally due to an increase in machine sales of approximately $306,000, offset by a decrease in spare parts sold of approximately $123,000. Foreign sales were $583,606 for the quarter ended June 30,1998, compared to $862,378 for the quarter ended June 30, 1997, a decrease of approximately $279,000, or 32.4%. This decrease in foreign sales was principally due to a decrease in the sale of large volume units of approximately $404,000 compared to the comparable quarter in 1997. Foreign sales for the six months ended June 30, 1998 decreased to $1,286,170, or 1.7%, from $1,307,810 for the six months ended June 30, 1997. This decrease was due to a decrease in sales of machinery of approximately $65,000. Management believes that the increased North American revenues were due to an increase in demand in North America for the company's products. There can be no assurance that these market conditions will continue to generate increased revenues.

Cost of goods sold for the three months ended June 30, 1998 was $709,461, or 41.0% of revenue, compared to $804,480, or 46.0% of revenue, for the same period last year. For the six month period ended June 30, 1998, cost of goods sold increased to $1,735,992, or 49.0% of revenue, from $1,625,768, or 46.9% of revenue, for the comparable period in 1997. For the three month period ended June 30, 1998, the decrease in the cost of goods sold as a percentage of sales was primarily due to the increase in sales of spare parts which have a higher gross profit margin. For the six month period, the increase in the cost of goods sold both as a percentage of revenue and in the absolute dollars primarily reflects the sale of large volume production units.

The Company's three major product lines and spare parts have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold due to the difference in costs between air driven and electric-hydraulic units.

Operating expenses for the three months ended June 30, 1998 were $972,465, or 56.1% of revenue, as compared to $876,345, or 50.1% of revenue,for the same period last year, which is an increase of $96,120, or 11.0%. Operating expenses for the six months ended June 30, 1998 were $1,800,029, or 50.8% of revenue, as compared to $1,655,414, or 47.8% of revenue, for the same period last year, an increase of $144,615, or 8.7%. Research and development expenses for the three months ended June 30, 1998 increased to $192,700 from $116,742 for the three months ended June 30, 1997, primarily due to an increase in payroll costs of approximately $26,000, an increase in research and development costs of approximately $10,000, and a decrease in grant reimbursement funds of approximately $22,000. For the six months ended June 30,1998, research and development expenses increased by $114,921, primarily due to an increase in payroll costs of approximately $54,000, an increase in research and development costs of approximately $17,000,and a decrease in grant reimbursement funds of approximately $27,000. Marketing and sales expenses for the three months ended June 30, 1998 decreased to $415,661 from $440,570 for the three months ended June 30, 1997, primarily due to the Company employing fewer sales personnel, consequently meaning less payroll costs of $18,000 during the period. For the six months ended June 30, 1998, the cost of marketing and sales increased by approximately $37,000, from $825,578 to $862,920, due to an increase in payroll and related costs of approximately $25,000,and an increase in delivery and freight of approximately $27,000. General and administrative expenses increased by approximately $45,000, to $364,105 from $319,033, for the three months ended June 30, 1997, due to an increase in corporate expenses of approximately $19,000, and in corporate acquisition costs of approximately $22,000. General and administrative expenses for the six months ended June 30, 1998 were flat when compared to the six months ended June 30, 1997, decreasing to $592,206 from $599,854, or $7,648.

Interest income for the three months ended June 30, 1998 decreased 2.2% to $37,884 from $38,721 for the three months ended June 30, 1997. Interest income increased for the six months ended June 30, 1998 to $84,596 from $65,910 in the same period last year, an increase of $18,686, or 28.4%. This increase is due to an increase in the amount of cash available for investment during the six month period over the comparable period for 1997.

The Company received other income of $12,503 and $25,006 for the three and six months ended June 30, 1997 respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome/(R)/ product line in December, 1995. The Company had a backlog of $293,121 and $847,166 at June 30, 1998 and June 30, 1997, respectively, consisting of purchase commitments for Microfluidizer equipment.


2.   LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the use of cash and cash equivalents on hand and cash flows from operations.

The Company utilized cash of $361,481 and generated cash of $1,047,909 from operations for the six months ended June 30, 1998 and 1997, respectively. For the first six months of 1998, this amount was principally the result of net income from operations and decreases in inventories, offset by a decrease in current liabilities and an increase in trade and other receivables and prepaid expenses. For the first six months of 1997, this amount was principally the result of net income from operations, decreases in trade and other receivables and inventories and an increase in current liabilities, partially offset by an increase in prepaid expenses.

The Company utilized $48,844 and $41,924 for investing activities for the six months ended June 30, 1998 and 1997, respectively. Net cash used for investing activities in each period related to the purchase of capital equipment. As of June 30, 1998, the Company had no material commitments for capital expenditures.

For financing activities, the Company received cash of $32,583 and utilized cash of $890 for the six months ended June 30,1998 and 1997, respectively. The Company generated cash from financing activities from the issuance of Common Stock of $32,583 in 1998 and $12,577 in 1997 pursuant to the exercise of stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan, partially offset by the purchase of treasury stock of $13,467 for the six months ended June 30, 1997.

The cash and cash equivalents balance of the Company was $3,705,472 at June 30, 1998, a decrease of $377,740 from the December 31, 1997 balance of $4,083,214. The Company continues to maintain a line of credit with a bank. The line of credit facility provides for maximum borrowing equal to the lesser of: $750,000 or 80% of the domestic accounts receivable less than 60 days old. As of June 30, 1998 and August 7,1998, the Company had no borrowings outstanding under its line of credit.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company may, from time to time, consider an acquisition of complementary businesses, products, or technologies. On June 22, 1998, the Company entered into a definitive asset purchase agreement with two established U.S. manufacturing firms, Epworth Manufacturing Company, Inc. of South Haven, Michigan and Morehouse-Cowles, Inc of Fullerton, California. The Company is proceeding with its due diligence investigation and financing arrangements and anticipates a mid-August closing. Although there can be no assurance that the transaction will be completed, if the transaction is completed, the Company's cash and cash equivalents will be reduced and stockholders' equity and debt will be increased.


3.   NEW ACCOUNTING PRONOUNCEMENTS

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

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                           PART II- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 26, 1998, the Company held its annual meeting of its stockholders. The following matters were voted on at the annual meeeting:

     1. The election of, Irwin J. Gruverman, Vincent B. Cortina, Michael A.Lento and James N. Little; and

     2. The ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending
          December 31,1998.

     The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

Matter                         For     Against   Abstain  Broker Nonvotes
------                         ---    ---------  -------  ---------------

Election of Mr. Gruverman     4,716,431  45,352     N/A      N/A

Election of Mr. Cortina       4,716,681  45,102     N/A      N/A

Election of Mr. Lento         4,709,893  51,890     N/A      N/A

Election of Mr. Little        4,716,781  45,002     N/A      N/A

Appointment of Deloitte &
Touche LLP                    4,741,943  12,952     6,888    N/A

ITEM 5.   Other Information

     Stockholders who wish to have their proposals presented at the 1999 Annual Meeting of Stockholders must deliver such proposals in writing to the Secretary of the Company at the Company's principal executive offices no later than December 29, 1998 for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Stockholders who do not wish to include their proposals in such proxy statement and form of proxy but who wish to present proposals at the Company's 1999 Annual Meeting of Stockholders must notify the Secretary of the Company in writing at the Company's principal executive offices no later than March 14, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act of 1934, as amended.

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                           PART II- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          Exhibit 11  Statement regarding computation of Per Share Earnings

          Exhibit 27 Financial Data Schedule

      (b) Reports on Form 8-K

          On June 22, 1998, the Company filed a Form 8-K in connection with its announcement that it had entered into a definitive asset purchase agreement with two established U.S. Manufacturing firms, Epworth Manufacturing Company, Inc. of South Haven, Michigan and Morehouse-Cowles, Inc of Fullerton, California.

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


Date: August 13, 1998

                                 EXHIBIT INDEX

Exhibit       Description
-------       -----------


11            Statement regarding
              computation of per share
              earnings.


27            Financial Data Schedule