Form 10-Q
period 1998-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1998-11-17
CIK 723889

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30,1998

                                       OR

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Registrant had 6,056,983 shares of Common Stock, par value $.01 per share, outstanding on November 12, 1998.

                     MICROFLUIDICS INTERNATIONAL CORPORATION

                                     INDEX                                 PAGE
                                     -----                                NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Balance Sheets as of                         3
                  September 30, 1998 (unaudited) and
                  December 31, 1997

                  Consolidated Statements of Operations
                  (unaudited) for the three and nine months
                  ended September 30, 1998 and September 30, 1997           4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the nine months ended
                  September 30, 1998 and September 30, 1997                 5

                  Notes to Consolidated Financial Statements                6

         ITEM 2.  Management's Discussion and Analysis of                   7
                  Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         ITEM 2.  Changes in Securities and Use of Proceeds                 9

         ITEM 6.  Exhibits and Reports on Form 8-K                          9

         Signatures                                                        10

         Exhibit Index                                                     11

                         PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

                     MICROFLUIDICS INTERNATIONAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                    September 30,  December 31,
                                                        1998            1997
                                                   --------------  ------------
                                                    (unaudited)
ASSETS
Cash and cash equivalents                          $    995,988    $  4,083,214
Marketable securities                                    45,024          55,638
Accounts receivable (less
allowance for doubtful accounts
of $80,030 and $40,000 at September
30,1998 and December 31, 1997)                        2,109,092       1,396,088
Other receivables                                        46,686         140,989
Inventory                                             4,752,879       2,436,938
Prepaid expense                                         221,533          26,764
                                                   ------------    ------------
         Total current assets                         8,171,202       8,139,631
Equipment and leasehold
improvements, at cost
         Furniture, fixtures and office equipment       442,897         335,467
         Machinery and equipment                        770,515         261,592
         Leasehold improvements                         304,843         125,322
                                                   ------------    ------------
                                                      1,518,255         722,381
         Less: accumulated depreciation
         and amortization                              (647,177)       (570,555)
                                                   ------------    ------------
                                                        871,078         151,826
Goodwill (net of accumulated
amortization of $50,000 at
September 30, 1998)                                   6,061,952
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$412,489 at September 30, 1998 and
$379,549 at December 31, 1997)                          134,191         167,131

Deferred Income Taxes                                   413,630         413,630
                                                   ------------    ------------
                  Total assets                     $ 15,652,053    $  8,872,218
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other
         accrued expenses                           $  1,227,683    $    939,796
Accrued compensation                                     199,907         113,563
Customer advances                                        145,114         280,716
Corporate income taxes                                    17,545
Current portion of long term debt                         75,000

         Total current liabilities                     1,665,249       1,334,075
Long term debt,
net of current portion                                   725,000
Line Of credit                                         3,947,899

Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
6,056,983 and 5,136,804 shares issued
and outstanding at September 30,
1998 and at December 31,1997,
respectively                                              60,570          51,368

Additional paid-in-capital                            12,491,423      10,442,840
Accumulated deficit                                   (2,631,768)     (2,360,359)
Unrealized appreciation on
         marketable securities                            45,024          55,638
Less: Treasury Stock, at cost,
         220,719 shares at
         September 30, 1998 and December
         31, 1997 respectively                          (651,344)       (651,344)
                                                    ------------    ------------

          Total stockholders' equity                   9,313,905       7,538,143
                                                    ------------    ------------
          Total liabilities and
          stockholders' equity                      $ 15,652,053    $  8,872,218
                                                    ============    ============

                (See notes to consolidated financial statements)

                     MICROFLUIDICS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                           -------------                 -------------

                                       1998           1997           1998          1997
                                       ----           ----           ----          ----
                                          (unaudited)                   (unaudited)
Revenues                          $ 2,306,310    $ 1,762,959    $ 5,855,284    $ 5,227,782
Cost of goods sold                  1,319,856        738,136      3,055,848      2,363,904
                                  -----------    -----------    -----------    -----------
Gross profit on
 revenues                             986,454      1,024,823      2,799,436     2,863,878

Operating expenses:

Research and
   development                        271,126        122,757        616,029        352,739
Selling, general and
   administrative                   1,024,758        754,049      2,479,884      2,179,481
Amortization of Goodwill               50,000                        50,000
                                  -----------    -----------    -----------    -----------

Total operating
   expenses                         1,345,884        876,806      3,145,913      2,532,220

Income (loss) from
   operations                        (359,430)       148,017       (346,477)       331,658

Interest income                        36,376         45,074        115,972        110,984
Interest expense                       40,904                        40,904
Other income                                          12,503                        37,509

Gain on sale of
   marketable securities                              91,863                        91,863
                                                 -----------                   -----------
Net income(loss)                  $  (363,958)   $   297,457    $  (271,409)   $   572,014
                                  ===========    ===========    ===========    ===========

Income (loss) per Common Share:

Basic:

Average shares outstanding          5,032,189      4,919,480      5,129,015      4,918,196
Net income (loss) per share       $      (.07)   $       .06    $      (.05)   $       .12
                                  ===========    ===========    ===========    ===========

Diluted:

Average shares outstanding          5,032,189      5,025,072      5,129,015      5,023,788
Net income(loss) per share        $      (.07)   $       .06    $      (.05)   $       .11
                                  ===========    ===========    ===========    ===========

               (See notes to consolidated financial statements)

                     MICROFLUIDICS INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                       Nine months ended
                                                                         September 30,
                                                                         -------------
                                                                   1998                 1997
                                                                   ----                 ----
Cash flows from (used in) operating activities:
Net income (loss)                                             $   (271,409)       $    572,014
Reconciliation of net income to cash provided by
  operating activities:
  Depreciation and amortization                                    161,651              77,940
  Issuance of common stock employee compensation                    -0-                 30,000
  Bad debt expense                                                  23,000              22,500
Effects of changes in operating working capital items:
 (Increase) decrease in trade and other
      receivables                                                  636,912            (101,326)
 (Increase) decrease in inventories                                464,485              (3,912)
 (Increase) decrease in prepaid expenses                          (105,620)            (28,890)
  Increase (decrease) in current liabilities                    (1,672,395)            406,700
                                                               -----------         -----------

Net cash (used in) provided by operating activities               (763,376)             975,026
Cash flows used in investing activities:
Excess of cost over assets purchased (Goodwill)                 (3,286,952)
Purchase of capital equipment                                      (63,517)           (54,568)
Business assets acquired net of cash                            (3,102,216)
                                                               -----------         -----------
Net cash used in investing activities                           (6,452,685)            (54,568)


Cash flows used in financing activities:
  Proceeds from borrowings to finance acquisition                4,096,050
  Issuance of common stock option agreements                        32,785              12,577
  Treasury stock purchased                                                             (55,390)
                                                               -----------         -----------
  Net cash (used in) from financing activities                   4,128,835             (42,813)

Net decrease in cash                                             3,087,226             877,645
Cash and cash equivalents at beginning of
  period                                                         4,083,214           2,786,554
                                                               -----------         -----------
Cash and cash equivalents at end of period                     $   995,988         $ 3,664,199
                                                               ===========         ===========
Supplemental Cash Flow:
  Assets acquired in exchange for notes
  and common stock                                             $ 2,825,000
                                                               ===========

               (See notes to consolidated financial statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.   INVENTORY

     The components of inventories on the following dates were:

                          September 30, 1998    December 31, 1997

     Raw Material             $2,181,525           $1,277,094
     Work in Progress          1,221,470              649,946
     Finished Goods            1,349,884              509,898
                              ----------           ----------
     Total                    $4,752,879           $2,436,938
                              ==========           ==========

4.   TAXES

     For 1997, the Company utilized net operating loss carryforwards to substantially offset taxes computed at statutory rates. At December 31, 1997, the Company had available approximately $2.1 million in Federal Net Operating Loss carryforwards to offset future taxable income. The Company established a valuation allowance against a portion of the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the full benefit of these assets.


5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. The Company has reviewed this new standard and has determined that it has one business segment, and is reviewing the additional disclosure requirements of this statement.

6.   ACQUISITION OF ASSETS

     On August 14, 1998, (the "Closing Date"), the Company purchased substantially all of the assets (the "Transferred Assets") and assumed certain liabilities of Epworth Manufacturing Company of South Haven, Michigan ("Epworth") and Morehouse-COWLES, Inc. of Fullerton, California ("Morehouse" and together with Epworth, the "Sellers") pursuant to an Asset Purchase Agreement (the "Agreement") dated as of June 19, 1998 by and among the Company, Epworth and Morehouse. Messrs. J.B. Jennings and Bret A. Lewis were the sole stockholders of both Epworth and Morehouse (the"Principals"). Epworth and Morehouse each manufactures and distributes a product line of crushing/grinding, mixing, dissolving and dispersion systems for solid or solids materials processing that are marketed together under the EMCO U.S.A. trade name. The Company intends to continue the operations of Epworth and Morehouse, each as a separate division of the Company, and to continue the use of the Transferred Assets to manufacture and distribute crushing/grinding, mixing, dissolving and dispersion systems. The Transferred Assets included cash and cash equivalents, accounts and notes receivables, inventories, machinery and equipment, intellectual property rights, furniture and fixtures and leasehold interests and improvements.

     In accordance with the Agreement, the Company paid or delivered to the Sellers the following as consideration for the purchase price of the Transferred Assets (the "Purchase Price"): (i) $5,508,480 in cash, (ii) two subordinated promissory notes in the aggregate principal amount of $800,000 and (iii) 900,000 shares of the Company's restricted common stock, $.01 par value per share, subject to the restrictions set forth in a Stockholders agreement among the Company and the Principals dated August 14, 1998 (the Stockholders Agreement"). The Company also incurred approximately $500,000 in expenses. In addition, the Company assumed approximately $1,930,000 of accounts payable and accrued liabilities set forth on the Sellers' balance sheets, certain of which were also paid on the Closing Date. The consideration paid by the Company for the Transferred Assets was determined through arms-length negotiations between the Company and the Sellers.

     The Company paid $1,897,509 from its working capital and borrowed $4,096,050 from Comerica Bank, its primary lender, in order to finance the purchase and payoff certain of the assumed liabilities. The revolving loan, security and ancillary agreements with Comerica Bank (the "Revolving Loan Agreement") provide up to $5,000,000 in loans with monthly interest payments and the outstanding principal amount due on September 1, 2001. The line of credit expires on September 1, 2001. The current outstanding principal balance under the Revolving Loan Agreement is $3,947,899 and bears interest at a rate of 7.625% per annum.

     If the acquisition had occurred as of January 1, 1998, pro-forma information for the nine months ended September 30, 1998 and 1997 would be as follows:

                                              Nine months ended
                                                September 30
                                                ------------
                                             1998          1997
                                             ----          ----
Revenues                                  $11,688,254   $13,826,498
                                          ===========   ===========
Income (loss)                             $(1,146,575)  $   193,391
                                          ===========   ===========
Earnings (loss) per share:
    Basic                                 $      (.19)  $       .03
                                          ===========   ===========
    Diluted                               $      (.19)  $       .03
                                          ===========   ===========

7.   COMPREHENSIVE INCOME

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the nine months ended September 30, 1998 and 1997 are as follows:

                                              Nine months ended
                                                September 30
                                                ------------
                                            1998          1997
                                            ----          ----
Other comprehensive income:
Unrealized gains (losses) on securities   $(10,614)     $16,416
                                            ------       ------
Other comprehensive income                $(10,614)     $16,416
                                            ======       ======

     The accumulated other comprehensive income balance is as follows:

                                    Unrealized loss
                                    ---------------
                                    on Securities
                                    -------------

Beginning balance                     $55,638
Current-period change                 (10,614)
                                       ------
Ending balance                        $45,024
                                       ======

     These amounts have not been tax affected due to the availability of Net Operating Loss carryovers to offset the unrealized gains.

                    MICROFLUIDICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 1998 were $2,306,310, as compared to revenues of $1,762,959 for the three months ended September 30, 1997, representing an increase of $543,351, or 30.8%. For the nine months ended September 30, 1998, revenues increased 12.0%, to $5,855,284 as compared to revenues of $5,227,782 for the nine months ended September 30, 1997. The increases during both of these periods were largely due to the $1,200,000 in additional revenue generated by the Company's Epworth and Morehouse divisions during the third quarter, offset by a decrease in sales by the previously sole operating division of the Company ($660,000 for the third quarter and $580,000 for the nine months ended September 30, 1998).

For the previously sole operating division of the Company, North American sales for the three months ended September 30, 1998 increased to $979,248, or 9.0% as compared to North American sales of $898,085 for the three months ended September 30, 1997. This increase in North American sales was principally due to an increase in the sale of machines compared to the three months ended September 30, 1997. For the nine months ended September 30, 1998, North American sales increased to $3,237,052, or 6.0% as compared to North American sales of $3,055,098 for the nine months ended September 30, 1997. This increase in North American sales is principally due to an increase in machine sales of approximately $308,000, offset by a decrease in spare part sales of approximately $90,000. Foreign sales were $123,756 for the three months ended September 30, 1998 compared to $864,874 for the three months ended September 30, 1997, a decrease of approximately $741,000, or 86.0%. This decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $760,000 compared to the three months ended September 30, 1997. Foreign sales for the nine months ended September 30, 1998 decreased to $1,409,926, or 35.1% from $2,172,604 for the nine months ended September 30, 1997. This decrease in foreign sales is due to a decrease in sales of machinery of approximately $849,000.

Cost of goods sold for the three months ended September 30, 1998 was $1,319,856, or 57.2% of revenue, compared to $738,136, or 41.9% of revenue, for the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of goods sold increased to $3,055,848, or 52.1% of revenue as compared to $2,363,904, or 45.2% of revenue for the nine months ended September 30, 1997. The increase in cost of goods sold in absolute dollars both for the three and nine months ended September 30, 1998, reflects the increase in sales generated by the new Epworth and Morehouse operating divisions of the Company, offset by a decrease in sales of machines by the previously sole operating division of the Company. For the previously sole operating division of the Company, for the three month period ended September 30, 1998, cost of goods sold was $489,036, or 44.3% of sales, compared to $738,136, or 41.8% of sales, for the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of goods sold was $2,225,028, or 47.9% of sales, compared to $2,363,904,or 45.2% of sales, for the nine months ended September 30, 1997. The decrease in cost of goods sold was primarily due to reduced foreign sales and spare part sales.

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

Total operating expenses for the three months ended September 30, 1998 were $1,295,884, or 56.2% of revenue, as compared to $876,806, or 49.7% of revenue, for the three months ended September 30, 1997, which is an increase of $419,078, or 49.7%. Operating expenses for the nine months ended September 30, 1998 were $3,095,913, or 52.9% of revenue, as compared to $2,532,220, or 48.4% of revenue, for the nine months ended September 30, 1997, an increase of $563,693, or 48.4%.

Research and development expenses for the three months ended September 30, 1998 were $271,126 compared to $122,757 for the three months ended September 30, 1997, an increase of $148,369, or 121%. Excluding research and development expenses attributable to the new Epworth and Morehouse operating divisions of the Company that approximated $85,000, the increase in research and development expenses was primarily due to an increase in payroll costs of approximately $28,000, and a decrease in grant reimbursement funds of approximately $46,000. For the nine months ended September 30, 1998, research and development costs were $616,029, compared to $352,739 for the nine months ended September 30, 1997, an increase of $263,290, or 74.6%. Excluding research and development expenses attributable to the new Epworth and Morehouse operating divisions of the Company that approximated $85,000, the increase in research and development expenses was primarily due to an increase in payroll costs of approximately $82,000, and a decrease in grant reimbursement funds of approximately $45,000.

Selling, general and administrative expenses for the three months ended September 30, 1998 increased approximately $270,000, from $754,049 to $1,024,758, or 35.9%, compared to the three months ended September 30, 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses increased approximately $300,000, from $2,179,481 to $2,479,884, or 13.8%. For the three months ended September 30, 1998, excluding selling expenses of approximately $165,000 attributable to the new Epworth and Morehouse operating divisions of the Company, selling expenses increased by approximately $34,000, from $418,550 to $452,735, due to an increase in payroll and related costs of approximately $36,000. For the nine months ended September 30, 1998, selling expenses, compared to the nine months ended September 30, 1997, increased to $1,315,655 from $1,248,508, or $67,147, due principally to an increase in payroll costs of approximately $59,000. For the three months ended September 30, 1998, general and administrative expenses, compared to the three months ended September 30, 1997 increased by approximately $71,000, from $335,499 to $406,960. Excluding expenses attributable to the new Epworth and Morehouse operating divisions of the Company of approximately $164,000 for the three months ended September 30, 1998, general and administrative expenses decreased approximately $92,000,for the three months ended September 30, 1998, principally due to a decrease in professional fees of approximately $31,000, and the capitalization of previously expensed corporate acquisition costs of approximately $28,000 to goodwill in connection with the acquisition of the new Epworth and Morehouse operating divisions of the Company. General and administrative expenses decreased by approximately $104,000 to $835,636 for the nine months ended September 30, 1998 as compared to $940,135 for the nine months ended September 30, 1997. The principal reasons for the decrease were: a decrease in accounting and legal fees of approximately $50,000 and the capitalization of previously expensed corporate acquisition costs of approximately $42,000.

Interest income for the three months ended September 30, 1998 decreased to $36,376 compared to $45,074 for the three months ended September 30, 1997, a decrease of $8,698 or 19.3%. Interest income increased for the nine months ended September 30, 1998 to $115,972 compared to $110,984, for the nine months ended September 30, 1997, an increase of $4,988, or 4.5%. The decrease in the three months ended and the increase for the nine months ended September 30, 1998 were due to the amount of cash available to invest for each period.

The Company realized a gain on the sale of a portion of the Company's holdings in PolyMedica Industries, Inc. in the amount of $91,863 for the three month period ended September 30, 1997.

The Company received other income of $12,503 and $37,509 for the three and nine months ended September 30, 1997, respectively. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome(R) product line in December, 1995. The Company had a sales backlog of $1,021,884 and $1,758,874 at September 30, 1998 and September 30, 1997, respectively, consisting of purchase commitments for each divisions' line of equipment.

2.   LIQUIDITY AND CAPITAL RESOURCES

Prior to the acquisition of the Epworth and Morehouse divisions, the Company had financed its operations primarily through the use of cash and cash equivalents on hand, and cash flow from operations. The Company used cash of $763,376 and generated cash of $975,026 from operations for the nine months ended September 30, 1998 and 1997, respectively. For the first nine months of 1998, the Company's principal operating cash requirements were to fund its net loss and decreases in current liabilities and an increase in prepaid expenses, offset by decreases in inventory and trade and other receivables. For the first nine months of 1997, this amount was principally the result of income from operations and an increase in current liabilities, partially offset by an increase in trade and other receivables and prepaid expenses.

The Company utilized $6,452,685 and $54,568 for investing activities for the nine months ended September 30, 1998 and 1997, respectively. Net cash used for investing activities for the nine months ended September 30, 1998 included the excess cost of assets purchased in the acquisition of the Epworth and Morehouse divisions over their fair value, business assets acquired net of cash, as well as the purchase of capital equipment. Net cash used for investing activities for the nine months ended September 30, 1997 consisted of the purchase of capital equipment. As of September 30, 1998, the Company had no material commitments for capital expenditures.

The Company generated cash of $4,128,835 for the nine months ended September 30, 1998, consisting of proceeds from borrowings to finance the acquisition of the Epworth and Morehouse divisions. The Company utilized cash of $42,813 for the nine months ended September 30, 1997, composed primarily of the purchase of treasury stock, partially offset by the issuance of Common Stock pursuant to the exercise of stock options pursuant to the Company's employee stock purchase plan and stock option plan.

As of September 30, 1998, the Company had approximately $995,988 in cash and cash equivalents, compared to $4,083,214 as of December 30, 1997. This decrease primarily resulted from the Company's purchase of the Epworth and Morehouse divisions. The Company maintains a line of credit with Comerica Bank. The line of credit facility provides for maximum borrowing of $5,000,000. As of September 30, 1998 and November 13, 1998 the Company had borrowings of $3,947,899 and $4,123,426 respectively.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

In view of the fact that the above financial results reflect the combined operations of the Company for the period between August 14, 1998 and September 30, 1998 and that the Company issued 900,000 shares of Common Stock in connection with the acquisition of the Epworth and Morehouse divisions, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

3.   POSSIBLE NASDAQ DELISTING

     The Company's Common Stock is currently listed on the Nasdaq National Market (the "National Market") under the symbol "MFIC." The Company has been notified by the National Market that, as of October 19, 1998, the Company was not in compliance with the National Market requirements for the continued listing of its Common Stock because the public float of the Common Stock was less than $5,000,000 for more than thirty consecutive days. Nasdaq calculates the market value of a company's common stock by multiplying the closing bid price of the stock by the number of shares held by non-affiliates. The Company estimates that 3,886,673 shares are currently held by non-affiliates. The notice from the National Market further stated that the Company's Common Stock would be delisted as of January 18, 1999 if the public float was not $5,000,000 or more for a period of ten consecutive trading days during the ninety-day period from October 19, 1998 to January 17, 1999. As of November 16, 1998, the Company had not satisfied this public float requirement. Further, as of September 30, 1998, the Company fell below another of the National Market's continued listing requirement; its net tangible assets (total assets minus goodwill and total liabilities) had fallen below $4,000,000 to $3,251,953. In the event that the Company is unable to meet the National Market continued listing requirements, the Company intends to request a hearing before the National Market to delay or avoid the delisting of its Common Stock. However, there can be no assurance that the Common Stock will not be delisted by the National Market. In the event that the Common Stock is delisted by the National Market, the Company will seek to have the Common Stock listed on the Nasdaq SmallCap Market (the "SmallCap Market"). However, since the Company only meets the continued listing requirements of the SmallCap Market and does not meet the initial listing requirements, there can be no assurance that Nasdaq will permit the Common Stock to be listed on the SmallCap Market. If the Company cannot list its Common Stock on the SmallCap Market, the Common Stock will trade in the over-the-counter markets. The liquidity of such securities may be impaired not only in the number of shares that could be bought or sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage of the Company, and lower prices than might otherwise be attained.


4.   NEW ACCOUNTING PRONOUNCEMENTS

In June, 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting annual and interim operating segment information and is effective for the Company's 1998 annual financial statements and interim reporting beginning in 1999. The Company has reviewed this new standard and has determined that it has one business segment, and is reviewing the additional disclosure requirements of this statement.

5.   YEAR 2000 DISCLOSURE

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

Strategic Plan

The Company has recently been engaged in an assessment of its internal information technology systems. The Company contacted providers of its internal technology systems and it was determined that, because its computer applications use four digits to identify a year in the field date, the Company's information technology systems were in fact internally compliant with Year 2000 requirements. The Company is also currently reviewing proposals for a full compliance audit of the Company's network system and its components. The Company anticipates that such audit will occur in January 1999. If any Year 2000 problems arise, the Company expects to implement a plan by the end of January 1999 and to begin to fix such problems during the first and second quarters of 1999, with a view to correcting all Year 2000 problems by the end of the second quarter of 1999.

With respect to the Company's non-information technology systems, the Company is aware that some of the equipment that the Company leases may not be Year 2000 compliant. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk associated with its non-compliant non-information technology systems and has not yet formulated a plan for remediating such problems.

In addition, the Company has developed a strategic plan to estimate the potential risks related to third parties with whom it has relationships. The third parties include financial institutions, vendors, payroll service providers, distributors, customers, and equipment manufacturers. If any of these third parties encounter Year 2000 problems, it could have a potentially significant outcome on the ability of the Company to effectively continue its normal daily operations.

The initial stage to be immediately undertaken by the Company will include distribution of inquiry letters to its most significant third parties, followed by a subsequent internal evaluation of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments, and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage - implementation, in which the Company would correct and/or replace any vendors or vendor software that is not Year 2000 compliant, as soon as it is feasible. The Company anticipates completing this initial stage by the end of the first quarter of 1999.

Costs

There have been no historical costs incurred to date by the Company related to Year 2000 compliance. As stated above, the Company expects to complete its Year 2000 strategic plan by the end of the second quarter of 1999. The total cost of implementing the plan is not expected to exceed $25,000. Any costs associated with such plan will be incorporated into the Company's 1999 budgeting process. In addition, while the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it interacts.

Risks

Until the initial stage of the Company's strategic plan is complete, the Company cannot accurately assess the potential risks associated with non-compliance of its non-information technology systems or external third parties. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk.

Contingency Plan

At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance strategic plan.

6.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's liquidity, the possibility of the Company's Common Stock being delisted by Nasdaq and the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment will continue to develop; the dependence by the Company on key customers; the loss of the services of one or more of the Company's key employees, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions.

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                          PART II- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 14, 1998, the Company purchased substantially all of the assets of Epworth Manufacturing Company and Morehouse-COWLES, Inc. As part of the consideration paid by the Company in connection with the purchase, the Company issued and delivered 900,000 shares of its restricted Common Stock, $.01 par value per share, to J.B. Jennings and Bret A. Lewis, the sole stockholders of Epworth Manufacturing Company and Morehouse-COWLES, Inc. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 10.1
         Revolving Credit Loan Agreement between Comerica Bank and the Company dated August 12, 1998.

         Exhibit 11  Statement regarding computation of Per Share Earnings

         Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K

         On August 27, 1998, the Company filed a Form 8-K announcing the purchase of substantially all of the assets of two established U.S. manufacturing firms, Epworth Manufacturing Company of South Haven, Michigan, and Morehouse-COWLES, Inc. of Fullerton, California, as of August 14, 1998.

         On September 11, 1998, the Company filed Amendment No. 1 on Form 8-K/A amending its filing of August 27, 1998.

         On October 28, 1998, the Company filed Amendment No. 2 on Form 8-K/A amending the previous filings of August 27, 1998, and September 11, 1998 which included pro forma financial statements required in connection with the Company's acquisition of substantially all of the assets of Epworth Manufacturing Company and Morehouse-COWLES, Inc.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICROFLUIDICS INTERNATIONAL CORPORATION



                                    /s/ Michael A. Lento
                                    ----------------------
                                    Michael A. Lento
                                    President and Treasurer
                                   (Principal Financial and Accounting Officer)

Date: November 16, 1998

EXHIBIT INDEX

         Exhibit                         Description
         -------                         -----------

           10.1 Revolving Credit Loan Agreement between Comerica Bank and the Company dated August 12, 1998.

           11                Statement regarding computation of
                             per share earnings.

           27                Financial Data Schedule