Form 10-K
period 1998-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1999-04-15
CIK 723889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                              -------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                              -------------------

                        Commission File Number:  0-11625

                    MICROFLUIDICS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       04-2793022
           ---------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  30 Ossipee Road, P.0. Box 9101
  Newton, Massachusetts                                  02464-9101
--------------------------------                     ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate), based upon the closing sale price of the Common Stock on March 25, 1999 as reported on the Nasdaq National Market was $2,809,064.

The number of shares outstanding of the registrant's Common Stock as of March 25, 1999 was 6,061,307 shares.

Item 1.   BUSINESS:

Company Overview:
----------------

     Microfluidics International Corporation ("MFIC" or the "Company"), through its wholly-owned subsidiaries, Microfluidics Corporation ("Microfluidics") and MediControl Corporation ("MediControl"), its Microfluidics division, as well as its recently acquired operating divisions, Epworth Mill and Morehouse-COWLES, specializes in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer(R) materials processor systems are produced at the Microfluidics division while dispersers, dissolvers, colloid mills and vertical media mills are produced at the Morehouse-COWLES division and horizontal media mills, ball mills are produced at the Epworth Mill division, which division also sorts and distributes grinding media.

     Microfluidizer equipment, produced by the Company's Microfluidics division, is used to formulate emulsions, dispersions, and liposomes, and is used in cell disruption. Emulsions are found in a broad variety of common products, including processed foods, medicines and photographic films. Dispersions are often employed in products such as inks, pigments and coatings. The Company believes that the processing technique of the Microfluidizer equipment enhances the stability and consistency of emulsions and dispersions due to the equipment's unique ability to consistently produce uniform micron scale particles in many applications. Liposomes, which are biodegradable cell-like structures, are used to encapsulate medications or nutrients, and are typically used in cosmetic or pharmaceutical products. In addition, Microfluidizer equipment is used in biotechnology applications to harvest, through cell disruption, is the cultivated product contents of plant and animal cells.

     The Epworth Mill and Morehouse-COWLES product lines are used to blend, emulsify, disperse, deagglomerate and grind fluid formulations. These fluid formulations may be liquid/liquid or liquid/solid formulations and are generally prepared in quantities ranging from one gallon to hundreds of gallons in an industrial environment. In connection with the processing of emulsions and dispersions, the various pieces of equipment in the product lines may be used in preparatory steps prior to introduction of the product into the Microfluidizer system for further processing. Epworth Mill and Morehouse-COWLES equipment is also used independent of the Microfluidizer equipment in the preparation of many industrial fluid formulations where the desired product characteristics do not require Microfluidizer processing.

     While the Microfluidizer equipment is generally used in the processing of expensive, high value added niche end products that require an extremely small particle size the Epworth Mill and Morehouse-COWLES equipment is used in broader, lower value added applications requiring less stringent particle size reduction.

     The combination of product lines from the three divisions results in one of the broadest offerings of fluid processing equipment in the materials processing market. The Company has recently integrated its three divisions such that its corporate marketing and sales group is now responsible for the marketing and sales of the products from all three divisions. The recent acquisition of the Epworth Mill and Morehouse-COWLES divisions and the consolidation of marketing and sales personnel into one group enables the Company to sell stand alone pieces of equipment to smaller companies that require only limited processing capability, as well as integrated systems or multiple pieces of equipment from more than one division to larger customers that have a variety of fluid processing requirements.

     The Company was incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation. Its principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts, 02464-9101 and its telephone number is (617) 969-5452.

     Microfluidizer(R) is a trademark of the Company which has been registered with the United States Patent and Trademark Office. Zinger(TM), Morehouse-COWLES(TM), Epworth Mill(TM), and Microfluidics(TM) are trademarks of the Company for which registration applications have been filed with the United States Patent and Trademark Office. All other trademarks or trade names refered to herein are the property of their respective owners.


The Technology:
---------------

     The Company's Microfluidizer device is based on patents and related technology that were licensed by the Company from Arthur D. Little & Co. in 1983 and subsequently purchased by the Company in 1985. The Company holds two United States patents related to the apparatus and process used to intimately mix liquids and disperse particulate solids in microemulsions.

     The Company's Microfluidizer device is used in processing industries to mix materials that are normally very difficult to mix. The Microfluidizer device allows manufacturers in the chemical, pharmaceutical, biotechnology, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending and mixing techniques.

     The Company's Epworth Mill division's products consist of ball mills and horizontal media mills. The division is also engaged in the sale and distribution of grinding media. The division's ball mills are used in coarse grinding applications of liquid slurries or dry materials such as ore from mines or coarse slurries of material that will later be processed into finer slurries. The ball mills use large media in a horizontal rotating cylindrical vessel to crush and grind the product being processed. The Epworth Mill division's patented Zinger horizontal media mill utilizes a unique design for grinding and dispersing solid materials in a liquid carrying medium. The design is based upon established rotating, horizontal shaft technology but adds the unique capability of enhanced mechanical activity between the grinding media and the product formulation. The enhanced mechanical activity is achieved through a unique combination of rotating discs and a specially designed containment vessel. In comparison to traditional horizontal media mills, the Zinger technology has demonstrated improved productivity in terms of greater volumes of product processed at acceptable quality than the comparably sized and priced horizontal media mills.

     The Company's Morehouse-COWLES products consist of vertical, rotary shaft technology which can be fitted with various blades, discs or mixing devices and are used for variety of blending, mixing, deagglomerating and dispersing applications in a variety of industries including the protective and conductive coatings, ink and pigment, pharmaceutical, and food industries.

Commercial Applications:
------------------------

     The Microfluidizer equipment can be used to mix and formulate emulsions, dispersions and liposomes, and for cell disruption.

     Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions comprise many products, such as processed foods, medicines, photographic films, hydraulic fluids and polymers. The Company believes that, generally, an emulsion processed with Microfluidizer equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to enhance product stability.

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

     Liposomes are biodegradable cell-like structures, formed from materials such as cholesterol and lecithin, that can be used to encapsulate medications or nutrients. Pharmaceutical and cosmetic manufacturers use liposomes as a delivery system to target active ingredients for specific anatomical sites and to prolong their efficacy. To date, liposomes have been used commercially in two applications: medical diagnostic agents and cosmetics. Applications include the encapsulation of dye to be used as a marker in medical diagnostic tests and the encapsulation of ingredients for deeper skin penetration, or time release control, as well as pharmaceutical, food and specialized agricultural applications.

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

     The Microfluidizer equipment is generally used in commercial applications where a scientist, formulator or chemist is trying to develop or improve a product formulation for an expensive, high value-added end product. Microfluidizer equipment is initially employed in a research laboratory to enable such product development or reformulation, with the equipment subsequently being used in scaleup to pilot scale production of products, and ultimately, for full production scale volumes as the new or improved product comes to market. From laboratory to production, the volume of product processed ranges from 1/2 liter to 200 liters per minute.

     The Epworth Mill and Morehouse-COWLES products are generally used for blending, mixing, deagglomeration and dispersion of paints and coatings, inks, adhesives, sealants, and pigment dispersions. These applications are generally less technically demanding, the formulations are less expensive to produce and the volumes of product produced are large.

The Products:
------------

A. The Microfluidics division currently manufactures and markets the following lines of equipment:


     The HC Series: The HC Series, also known as "Homogenizers," is a laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer's product with greater flow rates than the more energy intensive Microfluidizer devices. Operating pressures of products in the Company's HC Series can range from under 500 psi to as high as 8,000 psi, and can process as much as two liters of fluid per minute.

     The M-110 Series: The M-110 Series, a laboratory product line, is designed primarily for research and development applications. Standard models can operate at pressures as high as 25,000 psi and have a flow rate that exceeds one-half of a liter of product per minute. The most recent introduction in this line is the M-110EHI model designed for "non-sanitary" industrial applications such as paint, coatings, pigments and other chemical/industrial applications. This model is constructed from epoxy painted carbon steel rather than from standard stainless steel that the Company uses in other models. The M-110EHI includes an on-board hydraulic pump system for high performance "lab scale" micro-mixing at processing pressures up to 25,000 psi and flow rates up to 450 ml/min and has numerous standard features and options such as an explosive-proof model.

     The M-140K: The M-140K, introduced in June of 1994, is a laboratory-scale unit developed for customers in the chemical, biotechnology, pharmaceutical, cosmetic and food processing industries who require elevated operating pressures to achieve better performance. The M-140K can achieve operating pressures up to 40,000 psi. The M-140K has a built-in hydraulic system and utilizes a double ended intensifier pump that provides a highly uniform pressure profile. It has been designed with important safety features such as an explosion-proof motor, starter and electrical controls.

     The M-210 Series:  The M-210 Series is primarily marketed to
     ----------------
pharmaceutical, cosmetic and food product manufacturers who have created a successful new or improved formulation on the M-110 Series unit and would like to increase their productive capacity. The M-210 Series unit is typically used for testing formulations at greater volume levels before initiating full scale production. For some customers (such as pharmaceutical product manufacturers), the M-210 Series may have the capacity to function as a production unit.

     The M-610 Series:  The M-610 Series consists of custom built models used
     ----------------
for large-scale manufacturing. These units have flow rates of up to 50 gallons per minute and generate operating pressures up to 40,000 psi.

     The M-700 Series:  The M-700 series was introduced in the latter part of
     ----------------
1998 and is designed, engineered, and constructed for use in "rugged" industrial environments such as coatings, paints, and pigments research and manufacturing. The M-700 Series products are constructed from painted carbon steel instead of the stainless steel of previous models and will use components especially designed to withstand such hazards as dust, grease, and water spray. Because the equipment is not used in sanitary environments, it can be constructed using materials and methods that otherwise could not be used in pharmaceutical, biotechnology, and other "clean" application industries and is also more cost-effective, resulting in list price reductions of 30% and more.

B. The Epworth Mill division currently manufactures and markets the following lines of equipment and sells and distributes the following grinding media:

     Ball mills: Ball mill equipment utilize grinding media that can deagglomerate and grind wet or dry product formulations on a batch or continuous basis. Batch size can range from ounces to more than 3,000 gallons.

     Media: Sale and distribution of media includes a wide variety of grinding media from media producers around the world. The media is used in the Company's products as well in competitor's products. Media types include all currently used materials in the industry including glass, ferrous, stone, and ceramic.

     Zinger horizontal media mills: This milling equipment is available in the following sizes that process products in volumes ranging from 1/4 liter to 60 liter batches or on a continuous basis.

         .  The XL Series:  The XL Series Equipment is used in laboratory
            -------------
            environments and have processing vessel sizes from .25 litres to .33 liters.

         .  The SV Series:  The SV Series are used in pilot scale environments
            -------------
            and have processing vessel sizes from 3.0 to 5.1 liters.

         .  The LV Series:  The LV Series is used in production environments and
            -------------
            have processing vessel sizes from 27 to 60 liters.

C. The Morehouse-COWLES division manufactures, distributes and markets the following lines of equipment:

 . Colloid Mills and Stone Mills: Colloid Mills and Stone Mills are utilized for processing chemicals, food products and minerals where the user desires to reduce particles to 15-25 microns in size and where the capital equipment costs must be minimized.

 . Vertical Media Mills: Vertical Media Mills are used in connection with batches or continuous milling of products in a wide variety of industries including chemical, agricultural, cosmetics and food. Batch sizes typically range from 2 to 60 gallons with throughput capacities of 2 to 900 gallons per hour.

 . Single Shaft Dissolvers and Dispersers: Single Shaft Dissolvers and Dispersers are available in a variety of sizes to meet demand from laboratory to full production volume. Generally, these dissolvers and dispersers are used in lower cost products, at viscosities up to 50,000 centipoise that require blending, mixing, deagglomeration and dispersion.

 . Multi-shaft Dissolvers and Dispersers: Multi-shaft Dissolvers and Dispersers are available in a variety of sizes to meet demand from laboratory to full production volume. Generally these dissolvers and dispersers are used for high viscosity products up to 2 million centpoise.

5. Customized Units: To meet larger production volume requirements or specialized applications, the division provides customized units on a specialized quotation basis.


Marketing and Sales:
-------------------

     The Company's marketing and sales activities are conducted through a corporate marketing and sales group that is responsible for the worldwide marketing and sales of products for all three of the Company's divisions.

     Marketing is conducted through advertising, direct mail, seminars, trade shows and telemarketing. In addition, the Company has an active program of field demonstrations, as well as demonstrations to potential users in the Company's applications laboratories. International distributors and sales agents are supported with trade advertising, collateral literature and trade show materials. The distributors also advertise directly on their own behalf and attend regional and international trade shows. As an aid to the marketing and sales activity for the equipment, the Company provides prospective customers with access to its testing laboratories. These laboratories provide free processing and particle size and distribution analysis of a prospective customer's sample formulation. Additionally, a prospective customer may pay for subsequent laboratory time and services on a fee for services basis, which includes equipment rentals.

     The Company sells its divisions' equipment in the United States through a network of independent regional sales representative firms who are overseen and assisted by the Company's regional sales managers. In Canada, the Microfluidics division has an exclusive distributor. In Europe, the Company sells its Microfluidics division equipment through a network of independent regional sales agents and distributors who are assisted by the Company's European Sales Manager and his staff. In Asia, the Microfluidics division sells through regional distributors. Customers in other geographical regions are assisted directly by Company sales staff.


Customers:
---------

     The users of Microfluidizer systems are industrial producers of high value added fluid materials in the chemical, pharmaceuticals, food, cosmetic and biotechnology industries. Mizuho Industrial Co. Ltd., a distributor, accounted for 8% of revenues in 1998, 20% of revenues in 1997, and 17% of revenues in 1996. One other distributor (Inland Machinery Manufacturing Ltd.) accounted for 8% of revenues in 1998, 6% of revenues in 1997,and 10% of revenues in 1996. Another customer (Avon Products Inc.) accounted for 8% of revenues in 1998. A reduction or delay in orders from Mizuho, Avon or other significant customers could have a material adverse effect on the Company's business, financial condition, or results of operations.


Competition:
-----------

     The Company faces, and will continue to face, intense competition from other companies who manufacture and sell fluid materials processing systems used in grinding, mixing, milling and blending applications. The Company is subject to significant competition from organizations that are pursuing technologies and products that are similar to the Company's technology and products. Some of the organizations competing with the Company have greater capital resources, research and development staffs and facilities and marketing capabilities than the Company. The Company's future success will depend in large part on its maintaining a competitive position in the fluid materials processing systems field. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective technologies. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies. The Company expects competition to intensify in the fluid materials processing systems field as technical advances are made and become more widely known.

Research and Development:
------------------------

     The Company's research and development efforts are focused on developing new mixing techniques for the process industries and further enhancing the functionality, reliability and performance of existing products. Research and development costs were $450,477, $459,240 and $935,880 in 1996, 1997, and 1998 respectively. The Microfluidics division continues to pursue development of the multi-stream mixer reactor by working with customers who assist in the development of the system with both application knowledge and financial support. Patent coverage for this new product is in various stages of prosecution in the major industrial countries.

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

     In addition to providing subsidies, the Company has entered into the following research arrangement:

     Worcester Polytechnic Institute (WPI)
     -------------------------------------

     The Company has supported research and development at WPI since 1988. In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for WPI, for its commercial applications, the Microfluidizer process technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advanced ceramic materials; and (iii) the destruction of volatile organic compounds and other organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer processing technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued to WPI in the United States in 1995. In 1996 one applied for patent was granted to WPI in France for European entry in the PCT countries. Patent issuance for these process technologies in several other foreign jurisdictions is either pending or is in the latter stages of prosecution.

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

Patents and Proprietary Rights Protection:
-----------------------------------------

     To protect its proprietary rights, the Company relies on a combination of U.S. patent and trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. In addition, the Company has not sought patent or trademark protection for its Microfluidizer equipment's interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. The Company's Microfluidizer process patent expires March 13, 2007 and its equipment patent expires August 6, 2002. In 1997, the Company completed development of a novel adaptation of its Microfluidizer equipment - a "Multi-Stream Continuous Chemical Reactor". In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office and filed a Patent Cooperation Country (PCT) application on May 5, 1998. The Company's Zinger horizontal media mill is protected by a United States Patent granted
June 5, 1997.

Manufacturing:
-------------

     At present, the Microfluidics division subcontracts the manufacture of many of the components of its equipment to many third parties, with the division's undertaking the remaining fabrication, assembly and performance testing. The division has selected certain primary suppliers based upon pricing terms and the quality of their products. The Company believes that there are adequate available alternate manufacturing sources and suppliers for the division's components and raw materials.

     Epworth Mill and Morehouse-COWLES divisions perform a significant portion of machining and assembly operations at their respective manufacturing locations. Certain specialty components of the systems are provided by outside contractors. The Company believes that there are adequate available alternate outside contractors to provide them with specialty components.

     The loss of any primary supplier could have a material, adverse effect on the Company's business, financial condition, or results of operations.

Government Regulation:
---------------------

     Certain of the Company's customers utilize, the Company's equipment in processes and production that are subject to governmental regulation. For example, the manufacturing and marketing of pharmaceutical products requires the approval of the Food and Drug Administration ("FDA") within the United States and of comparable agencies in foreign countries. The FDA has established mandatory procedures, safety standards and protocols that apply to the manufacture, clinical testing and marketing of new pharmaceutical products in the United States. The process of seeking and obtaining FDA approval of a new product often takes a number of years and often involves the expenditure of substantial resources. The FDA approval process contributes to the extremely long lead times that are attendant to manufacturing equipment orders for these applications.

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

     Various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the purchase, storage, movement, import and export, use and disposal of harmful or potentially harmful substances that may be used in connection with the Company's research work are, or may be applicable to its activities. These laws include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations and other present and possible future local, state or Federal regulation. The extent of adverse governmental regulation which might result from future legislation or administrative action cannot be accurately predicted. Certain agreements that may be entered into by the Company involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

Backlog:
-------

     The Company's backlog of accepted and unfilled orders at March 16, 1999 and March 16, 1998 was $1,187,831 and $601,781, respectively. Revenue is not recognized until equipment is shipped. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

Employees:
---------

     The Company has approximately 95 full-time employees as of March 16, 1999. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

     The Company's corporate headquarters are in Newton, Massachusetts. The Company also maintains two other primary locations in South Haven, Michigan and Fullerton California. The Company rents approximately 144,000 square feet of offices, production and research and development facilities at these locations for administrative, development and production activities at an average annual expense of approximately $447,000. A small portion of space is sublet to an entity at an aggregate annual charge of approximately $6,000. The lease terms expire at various times through August, 2006. The Company has the option to extend the lease for its corporate headquarters for an additional period of up to ten additional years. The Company believes these facilities will be adequate for operations for the next several years.

Item 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

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


Quarters Ended         12/31    9/30     6/30    3/31  12/31     9/30     6/30    3/31
                        1998    1998     1998    1998   1997     1997     1997    1997

Common Stock
Low                    13/16  1-2/16        2  2-6/16      2  1-13/16  1-14/32   1-3/4
High                  1-5/16  2-7/16  2-13/16  3-5/16  3-1/4    2-5/8   2-9/32  3-1/16

     As of March 25, 1999, there were approximately 411 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and presently anticipates that no dividends on its Common Stock will be declared in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. In addition, pursuant to loan covenants contained in the Company's loan agreement with its commercial leader, the Company may not pay dividends without the commercial lender's prior approval.

Item 6.   SELECTED FINANCIAL DATA

     The selected financial information presented below is derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K. Due to the fact that results of operations include the results of both the Epworth Mill and Morehouse-COWLES divisions since August 14, 1998, results reported for the year ended December 31, 1998 are not comparable to previous years reported.

Selected Income Statement Data

                                    Year Ended     Year Ended     Year Ended      Year Ended     Year Ended
                                   December 31,   December 31,   December 31,    December 31,    December31,
                                       1998           1997           1996            1995            1994

Total revenues...................   $ 8,869,679    $ 7,105,706     $6,273,768    $ 5,273,399    $  7,298,416
Operating expenses...............     9,968,142      6,702,410      5,922,885      6,556,747       6,796,397
                                    -----------    -----------     ----------    -----------    ------------
Operating income (loss)..........    (1,098,463)       403,296        350,883     (1,283,348)        502,019
Interest expense.................      (149,043)
Other income.....................                       50,012         50,009
Interest income..................       119,492        159,256        100,612         98,675          43,608
Gain on sale of investments and
 assets..........................        36,203         91,863                       174,776
                                    -----------    -----------     ----------    -----------    ------------
Income (loss) before taxes.......    (1,091,811)       704,427        501,504     (1,009,897)        545,627
Income tax benefit (provision)...      (413,630)       403,630                    (1,107,422)        791,058
                                    -----------    -----------     ----------    -----------    ------------
Net Income (loss)................   $(1,505,441)   $ 1,108,057     $  501,504    $(2,117,319)   $  1,336,685
                                    -----------    -----------     ----------    -----------    ------------

Basic income (loss) per share....   $      (.28)   $       .23     $      .10    $      (.43)  $         .27
                                    ===========    ===========     ==========    ===========    ============

Diluted income (loss) per share..   $      (.28)   $       .22     $      .10    $      (.43)   $        .26
                                    ===========    ===========     ==========    ===========    ============

Selected Balance Sheet Data

Working capital..................   $ 1,575,113    $ 6,805,556      $6,072,621   $ 5,599,714    $  6,626,006
Total assets.....................    14,700,022      8,872,218      7,183,324      6,715,986       9,192,505
Long term debt ..................       675,000
Stockholders' equity.............     8,029,786      7,538,143      6,428,523      6,029,081       8,069,524


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

During 1998, Microfluidics International Corporation sought to accomplish two primary goals: (i) to make use of its cash position to attempt to build future sales and market share, and (ii) broaden its offering of materials processing equipment and processing solutions. To these ends, the Company undertook the acquisition of two established manufacturers of basic mechanical grinding, blending, emulsifying and deagglomeration equipment, Epworth Manufacturing Company, Inc. and Morehouse-COWLES Inc. In the first two quarters, the Company posted similar quarterly revenues and slightly higher aggregate revenues than were achieved in the same period in 1997. However, in the third and fourth quarters the Company posted losses, partially as a result of a decline in sales of its Microfluidizer equipment in Asia and Europe and partially as a result of combining its operating results with the newly acquired companies, both of whom experienced sales declines as compared with their respective financial performance in the comparable periods in 1997. Period to period comparisons of the Company's 1998 third and fourth quarter and fiscal year results are not necessarily meaningful inasmuch as they include the operations of the Epworth Mill division and the Morehouse-COWLES division since August 14, 1998 (the date on which the Company acquired the assets and selected liabilities of these companies).

In addition to a reduction in revenues resulting from a general decline in the three divisions' sales of their respective lines of equipment, the Company also incurred $118,577 in interest payments on the outstanding principal balance on its $5 million revolving credit line established with Comerica Bank, and a reduction in interest income attributable to having less cash available for investment after the date of closing of the acquisitions. The revolving credit line was used, in part, to fund the purchase price of the acquisitions.

Revenues for the year ending December 31, 1998 were $8,869,679, an approximate 25% increase above fiscal 1997 revenues of $7,105,706. For fiscal 1998 the Company posted a net loss in the amount of $1,505,441, or $0.28 per diluted share, as compared with net income of $1,108,057, or $0.22 per diluted share, for 1997. A portion of the loss (approximately $.08) was attributable to the increase in the valuation allowance for deferred tax assets which resulted in a provision for income tax in 1998.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

     Total revenues for the year ended December 31, 1998 were $8,869,679 as compared to revenues of $7,105,706 for the year ended December 31, 1997, representing an increase of $1,763,973 or 25%. This increase in revenues was the result of $2,814,557 in additional revenue generated by the Company's Epworth-Mill and Morehouse-COWLES divisions offset by a decrease in sales by the Microfluidics division of the Company, of $1,050,584.


     For the Microfluidics division, North American sales for the year ended December 31, 1998 increased to $4,299,285, or 6% as compared to North American sales of $4,070,290 for the year ended December 31, 1997. This increase in North American sales was principally due to an increase in the sale of machines. Foreign sales were $1,755,836 for the year ended December 31, 1998 compared to $3,035,416 for the year ended December 31, 1997, a decrease of approximately $1,279,580 or 42%. This decrease in foreign sales was principally due to a decrease in the sale of machines compared to 1997, principally in the Company's Asian market.


     Within the Microfluidics division, sales of the M-110 Laboratory Series increased by approximately $261,000, to $2,555,842, or 42% of the division's sales, for the year ended December 31, 1998, compared to $2,295,324 in 1997, while spare part sales increased by approximately $49,000 to 32% of division sales, to $1,920,491 in 1998, from $1,871,424 in 1997. Sales of the M-210 Series decreased by approximately $1,229,000 to 8% of division sales to $499,372, in 1998 from $1,727,953, or 24% of division sales, in 1997. In addition, the Company's sale of large volume production units in fiscal 1998 was three units, down from five units in fiscal 1997, representing a decrease of approximately $297,000.


     Total cost of goods sold for 1998 was $4,954,826 or 56% of revenue, as compared to $3,265,593 or 46% of revenue for 1997. The increase in cost of goods sold in absolute dollars reflects the increase in sales generated by the new Epworth Mill and Morehouse-COWLES operating divisions of the Company, offset by a decrease in sales of machines by the Microfluidics division. For the Microfluidics division of the Company, cost of goods sold was $2,810,954, or 46% of division sales, compared to $3,265,923, or 46% of division sales, for 1997. The decrease in cost of goods sold was due to reduced foreign sales. The Microfluidics division's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold, due to the difference in costs between air driven and electric-hydraulic units.

     Total operating expenses for 1998 were $5,013,316, or 57% of revenue, as compared to $3,436,817, or 48% of revenue, for 1997, which is an increase of $1,576,499, or 46%.

     Research and development expenses for 1998 were $935,880 compared to $459,240 for 1997, an increase of $476,640, or 104%. Excluding research and development expenses attributable to the new Epworth Mill and Morehouse-COWLES operating divisions of the Company that approximated $258,000, the increase in research and development expenses is primarily due to an increase in payroll costs of approximately $118,000, and a decrease in grant reimbursement funds of approximately $111,000.


     Sales and marketing expenses for 1998 increased approximately $616,000, or 35% from $1,748,146 for the year ended December 31, 1997 to $2,363,844.
Excluding selling expenses of approximately $512,000 attributable to the new Epworth Mill and Morehouse-COWLES divisions of the Company, selling expenses increased by approximately $103,000, from $1,748,146 to $1,851,584, due to an increase in outside commissions of approximately $73,000, consulting expense of approximately $29,000, delivery expense of approximately $23,000, partially offset by a decrease in payroll and related costs of approximately $61,000.


     For the year ended December 31, 1998, general and administrative expenses increased by approximately $484,000, from $1,229,430 for the year ended December 31, 1997, to $1,713,592. Excluding expenses attributable to the new Epworth Mill and Morehouse-COWLES operating divisions of the Company of approximately $396,000 and amortization of goodwill in connection with the purchase of the new divisions of approximately $154,000 for 1998, general and administrative expenses decreased approximately $66,000, principally due to a decrease in professional fees of approximately $52,000.


     Interest income for 1998 decreased to $119,492 compared to $159,256 for 1997, a decrease of $39,764 or 25%. The decrease for 1998 was due to the amount of cash available to invest.


     The Company realized a gain on the sale of a portion of the Company's holdings in PolyMedica Industries, Inc. in the amount of $36,203 and $91,863 for the years ended 1998 and 1997 respectively.


     The Company received other income of $50,012 for 1997. The other income resulted from royalty income of $4,168 per month due to the sale of the Company's Dermasome product line in December, 1995.


      In the fourth quarter of 1998, the Company adjusted the valuation allowance against its deferred tax assets, resulting in a charge of $413,630, due to the uncertainty of earning sufficient taxable income to realize the benefit of the deferred tax assets. The Company had a sales backlog of $1,187,837 and $601,781 at December 31, 1998 and December 31, 1997,
respectively, consisting of purchase commitments for each divisions' line of equipment.

     Fiscal 1997 Compared to Fiscal 1996
     -----------------------------------

     Total Company revenues for the year ended December 31, 1997 were $7,105,706 as compared to revenues of $6,273,768 for the year ended December 31, 1996, representing an increase of $831,938, or 13%. This increase in revenues was primarily the result of increased unit shipments in foreign markets, offset in part by a decrease in unit shipments in North America. For fiscal 1997, foreign sales increased 47% to $3,035,416 from $2,060,000 for fiscal 1996. During fiscal 1997, there were no increases in prices. All sales, both domestic and foreign, are payable in U.S. dollars. As a result, there is no foreign currency risk. North American sales were $4,070,290 for fiscal 1997, compared to $4,213,766 for fiscal 1996, a decrease of $143,476, or 3%, due to a decrease in demand. Management believes that the increased foreign unit shipments were due to an increase in the demand in the various foreign markets for the Company's products. There can be no assurance that such levels of demand will continue to generate increased unit shipments or revenues.


     Sales of the M-110 Laboratory Series decreased by approximately $860,000, to $2,295,324, or 32% of revenues for the year ended December 31, 1997, from $3,155,682, or 50% of revenues for the year ended December 31, 1996, while the M-210 Series sales increased by approximately $751,000 to $1,727,953 in 1997, or 24% of revenues, from $977,045 for the year ended December 31, 1996, or 16% of revenues. A significant portion of the decrease in laboratory sales for the year ended December 31, 1997 was attributable to the absence of sales of the M-140K machine, a decrease of approximately $346,000. The other significant factor was the decrease in sales of the M-110EH machine in North America from 1996 to 1997 of approximately $355,000. The Company's sale of large volume production units in fiscal for the year ended December 31, 1997 increased to five units, from one unit for the year ended December 31, 1996, representing an increase of approximately $859,000.


     Cost of goods sold for the year ended December 31, 1997 was $3,265,593, or 46% of revenue, as compared to $2,847,224, or 45% of revenue, for the year ended December 31, 1996. The increase in the absolute dollar amount of cost of goods sold for the year ended December 31, 1997 primarily reflects the increased number of large volume production units sold.


     Total operating expenses for the year ended December 31, 1997 were $3,436,817, or 48% of revenues, as compared to $3,075,661, or 49% of revenues for the year ended December 31, 1996, an increase of $361,156, or 12%. Research and development expenses increased to $459,240, or 6% of revenues for the year ended December 31, 1997 from $450,477 for the year ended December 31, 1996, primarily due to a $60,000 increase in costs related to a research project, partially offset by an increase in grant reimbursement funds from the United States Department of Commerce of $137,403 for the year ended December 31, 1997 from $103,824 for the year ended December 31, 1996, and also by a decrease in payroll and related costs of $19,517, from $370,956 for the year ended December 31, 1996 to $351,439 for the year ended December 31, 1997. Sales and marketing expenses for the year ended December 31, 1997 increased to $1,748,146, or 25% of revenues, from $1,674,941, or 27% of revenues, for the year ended December 31, 1996 as a result of an increase in payroll and related costs of approximately $154,000, from $794,768 for the year ended December 31, 1996 to $949,015 in
1997, an increase in consulting expense of approximately $23,000, from $10,429 for the year ended December 31, 1996 to $33,359 for the year ended December 31, 1997, offset by a decrease in commissions of approximately $147,000, from $456,398 for the year ended December 31, 1996 to $308,914 for the year ended December 31, 1997. General and administrative expenses increased to $1,229,430, or 17% of revenues, for the year ended December 31, 1997 from $950,243 in fiscal 1996, or 15% of revenues. The principal reasons for the increase were an increase in payroll and related costs of approximately $98,000, from $456,978 for the period ended December 31, 1996 to $555,253 for the year ended December 31, 1997, and an increase in professional fees of approximately $62,000, from $104,710 for the year ended December 31, 1996 to $167,071 for the year ended December 31, 1997.


     The Company sold 10,000 shares of Polymedica Industries, Inc. in the year ended December 31, 1997 that resulted in a gain of $91,863.


     Interest income increased 58% to $159,256 in fiscal 1997 from $100,612 in fiscal 1996. No interest expense was incurred in either fiscal 1997 or fiscal 1996. This increase is principally due to an increase in the amount available for investment.


     The Company received other income of $50,012 for fiscal 1997. The other income resulted from royalty income from the sale of the Company's Dermasome product line in December, 1995. The final such royalty payment was received in December, 1997.


     The Company, based on financial results known as of December 31, 1997, has determined that it no longer requires a 100% valuation of its deferred tax benefits. As a result, the Company has recognized $403,630 as a tax benefit for the fiscal year ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES


     Prior to the acquisition of the Epworth Mill and Morehouse-COWLES divisions, the Company had financed its operations primarily through the use of cash and cash equivalents on hand, and cash flows from operations.


     The Company used cash of $1,259,394 and generated cash of $1,289,874, and $1,014,631 from operations in 1998, 1997, and 1996, respectively. In 1998, the Company's principle operating cash requirements were to fund its net loss from operations and reduce other current liabilities offset by decreases in inventory and trade and other receivables. In 1997, this amount was principally the result of net income increased by an increase in current liabilities of $569,274 and decreased by a non-cash tax benefit of $403,630 and an increase in inventories of $145,170. In 1996, this amount was principally the result of net income from operations, increased by a decrease in both inventory and accounts receivable and other receivables.

     The Company utilized $6,638,534 for investing activities in 1998. Net cash used for investing activities included the business assets acquired net of cash in connection with the acquisition of the Epworth Mill and Morehouse-COWLES divisions, as well as the purchase of capital equipment. As of December 31, 1998, the Company had no material commitments for capital expenditures. The Company generated cash from investing activities in 1997 of $23,424, principally from the sale of investments for $91,863, offset by the purchase of fixed assets of $68,439. The Company utilized $21,636 for investing activities in 1996. Net cash used for investing activities related primarily to the purchase of fixed assets and leasehold improvements.


     For financing activities, the Company generated cash of $4,365,424 in 1998 and utilized cash of $16,638 and $109,859 in 1997 and 1996, respectively. In 1998, cash was generated principally from the proceeds of borrowings to finance the acquisition of the Epworth Mill and Morehouse-COWLES divisions. In both 1997 and 1996, this amount was principally the result of the purchase of treasury stock offset, in part, by the issuance of stock under the Company's employee stock option and purchase plans.


     The cash and cash equivalents balance at December 31, 1998 was $550,713, a decrease of $3,532,501 from the December 31, 1997 balance of $4,083,214. This decrease primarily resulted from the Company's purchase of the Epworth Mill and Morehouse-COWLES divisions. The Company maintains a line of credit with Comerica Bank. The line of credit facility provides for maximum borrowing of $5,000,000. As of December 31, 1998 and March 24, 1999 the Company had borrowings of $4,347,782 and $3,681,693 respectively.


     In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of its Revolving Credit Loan Agreement ("Loan Agreement"). On March 23, 1999, the Company's lender advised the Company that it was in default of the Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender also purported to reduce the line of credit to $4,000,000. The Company is currently functioning under a standstill agreement that expires on April 19, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.


     The Company and its lender are negotiating a forbearance agreement to the Loan Agreement. In addition, management has developed and is executing a plan to return to profitability and positive cash flow. As part of this plan, the Company has reduced its workforce by approximately 25%, reduced salaries for key officers and combined its salesforce for all three product lines. The plan also includes the Company's renegotiation of the terms of the Loan Agreement, if possible, seeking to obtain sufficient new capital or subordinated debt, the implementation of manufacturing cost reduction programs and the reduction of discretionary spending.

      There can be no assurance that the Company will be successful in its attempt to renegotiate its Loan Agreement on terms acceptable to the Company and the Lender or to execute its plan to return to profitability and positive cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


POSSIBLE NASDAQ DELISTING


      The Company's Common Stock is currently listed on the Nasdaq National Market (the "National Market") under the symbol "MFIC". The Company has been notified by the National Market that, as of October 9, 1998, the Company was not in compliance with the National Market requirements for the continued listing of its Common Stock because the market value of the public float of the Common Stock was less than $5,000,000 for more than thirty consecutive days. Nasdaq calculates the market value of a Company's common stock by multiplying the closing bid price of the stock by the number of shares held by non-affiliates. The Company estimates that 4,494,502 shares are currently held by non-affiliates. The notice from the National Market further stated that the Company's Common Stock would be delisted as of January 18, 1999 if the public float was not $5,000,000 or more for a period of ten consecutive trading days during the ninety-day period from October 19, 1998 to January 17, 1999. Further, as of September 30, 1998, the Company fell below another of the National Market's continued listing requirements as its net tangible assets (total assets minus goodwill) had fallen below

$4,000,000 to $3,251,953. Finally on March 11, 1999, the National Market notified the Company that the Company was not in compliance with the $1.00 minimum bid price requirement. As of April 8, 1999, the Company had still not satisfied any one of the three foregoing requirements. The Company on February 11, 1999 requested a hearing before the National Market to request a "phase-down" to the Nasdaq SmallCap Market. This meeting took place on March 19, 1999. The Company is awaiting the outcome of the meeting. However, since the Company only meets the continued listing requirements of the SmallCap Market and does not meet the initial listing requirements, there can be no assurance that the Company's "phase-down" request will be granted. If the Company cannot list its Common Stock on the SmallCap Market, the Common Stock will trade in the over-the-counter markets. The liquidity of such securities may be impaired not only in the number of shares that could be bought and sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage of the Company, and lower prices than might otherwise be attained.


NEW ACCOUNTING PRONOUNCEMENTS


In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's quarter ended March 31, 2000. SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.


YEAR 2000 DISCLOSURE


The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the year 1900 rather than the year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.


     Strategic Plan


The Company has been engaged in an ongoing assessment of its internal information technology systems. The Company contacted the providers of its internal technology systems and it was determined that, because computer applications use four digits to identify a year in the field date, the Company's information technology systems were in fact internally compliant with Year 2000 requirements. The Company had reviewed proposals for a full compliance audit of the Company's network systems and its components. Such an audit had been completed on the network systems and applications. As a result of the audit, the Company has begun implementation of a plan to replace its current network hardware and operating system. The Company expects to have all system-wide applications fully compliant by September 30, 1999.

The Company plans to conduct an additional audit at the workstation level during the month of April 1999. The workstations and their individual applications will be brought into compliance during the second and third quarters of 1999.


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


In addition, the Company has developed a strategic plan to estimate the potential risks related to third parties with whom it has relationships. The third parties include financial institutions, vendors, payroll service providers, distributors, customers, and equipment manufacturers. If any of these third parties encounter Year 2000 problems, it could have a potential significant outcome on the ability of the Company to effectively continue its normal daily operations.


The initial stage to be immediately undertaken by the Company will include distribution of inquiry letters to its most significant third parties, followed by a subsequent internal evaluation of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments, and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage implementation, in which the Company would correct and/or replace any vendors or vendor software that is not Year 2000 compliant, as soon as it is feasible. The Company anticipates completing this initial stage by the end of the first quarter of 1999.


     Costs


There have been no historical costs incurred to date by the Company related to Year 2000 compliance. As stated above, the Company expects to complete its Year 2000 strategic plan by the end of the second quarter of 1999. The total cost of implementing the plan is not expected to exceed $75,000. Costs associated with such plan were incorporated into the Company's 1999 budgeting process. In addition, while the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it interacts.

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


BUSINESS OUTLOOK


The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's development of a multi-stream mixer, the Company's backlog, the Company's ability to "phase-down" to the Nasdaq Small Cap Market, as well as,the expected testing time tables and costs related to the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to, the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; the availability of additional capital to fund expansion on acceptable terms, if at all; the uncertainty that the performance advantages of the Microfluidizer equipment will be realized commercially or that a commercial market for Microfluidizer equipment and the equipment of the Epworth Mill and Morehouse-COWLES Divisions will continue to develop; the dependence by the Company on key customers; and general economic conditions.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

At December 31, 1998 the Company had approximately $4,300,000 of variable rate borrowings outstanding under its revolving credit agreement. A hypothetical 10% (100 basis points) adverse change in interest rates for this variable rate debt would have an approximate $31,000 negative effect on the Company's earnings and cash flows.

For additional information about the Company's financial instruments, see Notes A, F and G.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of the Company and its Subsidiaries appear on the following pages of this Form 10-K.


                                                                  Page

Report of Independent Auditors                                     F-1

Report of Independent Accountants                                  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997       F-3 & F-4

Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996                               F-5

Consolidated Statements of Comprehensive Income (Loss)
    for the years ended December 31, 1998, 1997 and 1996           F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                               F-6

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1998, 1997 and 1996           F-7

Notes to Consolidated Financial Statements                         F-8

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has previously reported information relating to this item on a Form 8-K filed with the Securities and Exchange Commission on December 9, 1997.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names of the Company's current directors and executive officers and certain information about them are set forth below:

  Name                                Age                  Title
  ----                                ---                  -----
  Irwin J. Gruverman..........        65     Chief Executive Officer, Chairman
                                             of the Board and Secretary

  Michael A. Lento............        48     President, Treasurer and Director

  Bret A. Lewis...............        37     President of the Company's Epworth
                                             Division and Director

  J.B. Jennings...............        61     Director

  James N. Little.............        58     Director

  Vincent B. Cortina..........        61     Director

---------------

  IRWIN J. GRUVERMAN has served as the Chief Executive Officer, Chairman of the Board of Directors and Secretary of the Company since its inception in 1983. From the Company's inception in 1983 to February 1993, Mr. Gruverman served as its President. He also currently serves as the President of G&G Diagnostics Corp., an administrative services company, and as the General Partner of G&G Diagnostics Limited Partnership II, a human medical diagnostics venture capital investment partnership, a position which he has held since 1990. See "Related Transactions." In addition, Mr. Gruverman currently serves on the Board of Directors of the following public companies: North American Scientific, Inc.; InVitro International, Inc.; FiberChem International, Inc. and Endogen, Inc.

  MICHAEL A. LENTO has served as the President and Treasurer of the Company since September 1995 and has served as a director of the Company since May 1997. From August 1994 until August 1995, Mr. Lento served as the Vice President of Marketing of the Company. From November 1993 until August 1994, Mr. Lento, on a consulting basis, acted as the manager of the Company's cooperative venture with Catalytica, Inc.

  BRET A. LEWIS has served as the President of the Company's Epworth division and as a director of the Company since August 1998. Prior to the Company's purchase of substantially all of the assets of Epworth and Morehouse in August 1998, Mr. Lewis served as President of Epworth from July 1995 to August 1998 and as President of Morehouse from July 1996 to August 1998. Prior to that he also served as President of Lewis & Son

Co., Inc., a specialty tool manufacturing company from June 1994 to April 1997 and as President of Vans Pine, Inc., a cultivating and distributing plant nursery company from July 1993 to June 1994.

  J.B. JENNINGS has served as a director of the Company since August 1998. From August 1998 to March 1999, Mr. Jennings served as president of the Company's Morehouse-COWLES division. Prior to the Company's purchase of substantially all of the assets of Epworth and Morehouse in August 1998, Mr. Jennings served as chief executive officer of Epworth from July 1995 to August 1998 and as chief executive officer of Morehouse from July 1996 to August 1998. Prior to that he served as president of American Gator Tool, a specialty tool manufacturing company from 1973 to July 1995.

  JAMES N. LITTLE has served as a director of the Company since December 1995. Since August 1998, Mr. Little has served as Senior Vice President of Cetek Corporation, a service-based pharmaceutical compound screening company. Prior to that, from 1981 to August 1998, Mr. Little served as a Senior Vice President of Sales, Marketing and Business Development for Zymark Corporation, a manufacturer of scientific robotics equipment.

  Vincent B. Cortina has served as a director of the Company since May 1997. Since 1996, Mr. Cortina has been self-employed as a business consultant. Prior to that he served as President of Advanced Monitors, Inc., a company which develops and manufactures a variety of medical equipment and instruments, from 1990 to 1996.

  On August 14, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Epworth and Morehouse-COWLES pursuant to an Asset Purchase Agreement dated as of June 19, 1998 by and among the Company, Epworth and Morehouse. Messrs. J.B. Jennings and Bret A. Lewis are the sole stockholders of both Epworth and Morehouse. Subject to the terms and conditions set forth in the Asset Purchase Agreement, the Company has agreed to use reasonable efforts to cause the nomination of Messrs. Jennings and Lewis as directors at each annual meeting of the Company's stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock ("Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such forms received by the Company and on written representations from certain Reporting Persons, the Company believes that during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met.

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation Summary Table

     The Summary Compensation table shows compensation information for (i) the Chief Executive Officer, and (ii) the other executive officer of the Corporation who earned more than $100,000 in salary and bonus in 1998 (together with the Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities during the three fiscal years most recently ended.

                          Summary Compensation Table

                                                                                       LONG TERM
                                                         Annual Compensation         COMPENSATION
                                                      --------------------------  -------------------
                                                                                      SECURITIES
                                                                                      UNDERLYING
                                                                                         STOCK              ALL OTHER
           NAME AND PRINCIPAL POSITION                YEAR    SALARY      BONUS      OPTIONS(#)(2)       COMPENSATION(1)
           ---------------------------                ----  -----------  -------  -------------------  -------------------
Irwin J. Gruverman..................................  1998  $ 95,000     $     0        200,000                    $800
Chief Executive Officer, Chairman of the Board of     1997    95,000           0         20,000                     800
Directors and Secretary                               1996    75,040(3)        0         41,000                       -

Michael A. Lento....................................  1998   129,942     $ 5,000        346,000                    $800
President and Treasurer                               1997   125,000      10,000              0                     800
                                                      1996    98,000       5,000         25,000                       -

-------------
(1) Consists of the Company's matching contributions made under its 401(k) plan on behalf of each Named Executive Officer.
(2) Except for an option to purchase 50,000 shares of Common Stock granted to Mr. Lento, the options to purchase shares of Common Stock granted to Messrs. Gruverman and Lento in the last fiscal year were granted to replace existing options as a result of the repricing described below.
(3) Mr. Gruverman received approximately one-third of his 1996 salary in the form of an award of 16,000 shares of Common Stock, valued at the fair market value of $1.69 per share, as reported by the Nasdaq Stock Market on February 2, 1996, the date of the award.

Option Grants in Last Fiscal Year

     The following table sets forth information regarding each stock option granted during the fiscal year 1998 to each of the Named Executive Officers.

                                                                  Individual Grants(1)(2)
                                        ----------------------------------------------------------------------------

                                             NUMBER OF        PERCENT OF TOTAL
                                            SECURITIES       OPTIONS GRANTED TO     EXERCISE PRICE
                                        UNDERLYING OPTIONS      EMPLOYEES IN             PER           EXPIRATION
                 NAME                       GRANTED (#)        FISCAL YEAR (2)         SHARE(3)           DATE
                 ----                   -------------------  -------------------   ----------------  ---------------
Irwin J. Gruverman....................       125,000(4)             7.3%                 $1.238           10/6/03
                                              75,000(5)             4.4%                 $1.238           10/6/03

Michael A. Lento......................       221,000(4)            13.0%                 $1.125           10/6/08
                                              75,000(5)             4.4%                 $1.125           10/6/08
                                              50,000(6)             2.9%                 $1.125           10/6/08

-------------
(1) In October 1998, the Board of Directors and the Compensation Committee voted to reprice substantially all of the outstanding stock options of the Company to provide that the exercise price of such options would be the fair market value of the Common Stock on October 5, 1998. The Company repriced the options by amending them or cancelling them and granting new replacement options. The repriced options also contain a vesting schedule different than the options that they replaced. All options granted on or before October 6, 1996 were replaced with options that vest in three equal installments on October 6, 1998, October 6, 1999 and October 6, 2000. All options that were granted after October 6, 1996 were replaced with options that vest in four equal installments on October 6, 1998, October 6, 1999, October 6, 2000, and October 6, 2001. Except for the option to purchase 50,000 shares of Common Stock granted to Mr. Lento, all of the options listed above in the table were granted to Messrs. Gruverman and Lento as a result of the repricing to replace options previously granted.
(2) The Company granted options to purchase 1,701,625 shares of Common Stock to employees in the year ended December 31, 1998.
(3) All options were granted at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, determined by the closing price on the Nasdaq Stock Market on the trading day immediately preceding the grant date, except for Mr. Gruverman's options, which were granted at 110% of such closing price.
(4) The option vests in three equal installments on October 6, 1998, October 6, 1999 and October 6, 2000.
(5) The option vests in four equal installments on October 6, 1998, October 6, 1999, October 6, 2000 and October 6, 2001.
(6) The option vests in four equal installments on October 6, 1999, October 6, 2000, October 6, 2001 and October 6, 2002.

Aggregated Option Exercises and Fiscal Year-end Values

     The following table summarizes for each of the Named Executive Officers unexercised options held at December 31, 1998. None of the Named Executive Officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 1998. The value of unexercised in-the-money options at the fiscal year end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 1998 the last business day of the fiscal year. The closing price of the Company's Common Stock on the Nasdaq Stock Market on such date was $0.938.

                        December 31, 1998 Option Values

                                                                    VALUE OF
                             NUMBER OF SECURITIES                 UNEXERCISED
                            UNDERLYING UNEXERCISED                IN-THE-MONEY
                                  OPTIONS AT                       OPTIONS AT
                               FISCAL YEAR END                 FISCAL YEAR END(1)
                       --------------------------------  ------------------------------
Name                     Exercisable    Unexercisable    Exercisable   Unexercisable
---------------------  ---------------  ---------------  ------------  ----------------
Irwin J. Gruverman          60,417          139,583            $0             $0
Michael A. Lento            92,417          253,583            $0             $0

-------------
(1) Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of sale of any shares acquired upon exercise of the option. The Named Executive Officers do not hold any options, exercisable or unexercisable, at exercise prices below the fair market value of the Common Stock on December 31, 1998 as reported by the Nasdaq Stock Market. Such options are not "in the money" and their value is, therefore, zero.

Option Repricing

     In October 1998, the Board of Directors and the Compensation Committee voted to reprice substantially all of the outstanding stock options of the Company to provide that the exercise price of such options would be the fair market value of the Common Stock on October 5, 1998, or $1.125. The Company repriced the options by amending them or cancelling them and granting new replacement options. The repriced options also contain a vesting schedule different than the options that they replaced. All options granted on or before October 6, 1996 were replaced with options that vest in three equal installments on October 6, 1998, October 6, 1999 and October 6, 2000. All options that were granted after October 6, 1996 were replaced with options that vest in four equal installments on October 6, 1998, October 6, 1999 and October 6, 2000 and October 6, 2001. The Board of Directors and the Compensation Committee repriced the options to serve as further incentive to the executive officers of the Company, as well as to numerous other employees. See "Option Grants in Last Fiscal Year."

Compensation of Directors

  Directors, with the exception of Mr. Gruverman, Mr. Lento, and Mr. Lewis receive $1,000 per diem for each formal meeting of the Board of Directors and committee thereof for which they attend and are reimbursed for reasonable expenses incurred in attending such meetings. Mr. Little holds options to purchase 55,000 shares of Common Stock at an average exercise price of $1.18 per share. Mr. Cortina holds options to purchase 40,000 shares of Common Stock at an average exercise price of $1.17 per share. Messrs. Little and Cortina were granted the foregoing options pursuant to the 1989 Non-Employee Director Stock Option Plan (the "1989 Plan"), which automatically grants to each non-employee director of the Company who holds office at the beginning of each fiscal year an option to purchase 7,500 shares of the Company's Common Stock. Upon any non-employee director's first appointment to the Board of Directors, that director receives an automatic grant of an option to purchase 25,000 shares of the Company's Common Stock. Options granted pursuant to the 1989 Plan vest in four equal installments commencing six months from the date of grant and thereafter on the next three anniversaries of the date of grant.

Employment Agreements

     The Company entered into a letter agreement dated December 31, 1998 with Irwin J. Gruverman, the Company's Chief Executive Officer, Chairman of the Board and Secretary, pursuant to which Mr. Gruverman's compensation for the 1999 fiscal year was established at $95,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Holders of Voting Securities

     The following table sets forth as of April 1, 1999, the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date, the number of shares owned by each person and the percentage of the class represented thereby.


                                                 AMOUNT AND
                                                 NATURE OF
NAME AND ADDRESS OF                              BENEFICIAL            PERCENT
BENEFICIAL OWNER                                OWNERSHIP(1)         OF CLASS (2)
-------------------                             ------------         ------------
Irwin J. Gruverman(3)....................         727,222                11.88%
30 Ossipee Road
Newton, Massachusetts  02464-9101

Bret A. Lewis(4).........................         457,600                 7.54%
11323 Skogen Lane
Grand Haven, Michigan 49417

J.B. Jennings(5).........................         457,500                 7.54%
134 Cascade Drive
Battle Creek, Michigan 49015

G.D. Searle & Co.(6).....................         600,000                 9.90%
Box 5110
Chicago, Illinois  60680

_______________
(1) Information with respect to beneficial ownership is based upon information furnished by such shareholder.
(2) Shares of Common Stock that a person or entity has the right to acquire within 60 days of April 1, 1999, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table. Percentage ownership is based on 6,061,304 shares of Common Stock issued and outstanding on April 1, 1999.
(3) Consists of (i) 242,300 shares of Common Stock, (ii) 60,417 shares of Common Stock subject to currently exercisable options, (iii) 324,505 shares of Common Stock owned jointly by Mr.Gruverman and his wife and (iv) 100,000 shares of Common Stock owned by his wife. Mr. Gruverman disclaims beneficial ownership of the 100,000 shares of Common Stock owned by his wife.
(4) Includes 7,500 shares of Common Stock subject to currently exercisable options.
(5) Includes 7,500 shares of Common Stock subject to currently exercisable options.
(6) Information with respect to beneficial ownership is based upon information furnished by G.D. Searle & Co. in a Form 4 filed with the Securities and Exchange Commission on January 5, 1994.

Beneficial Ownership of Directors and Executive Officers

  The following table sets forth current directors, nominees for director to be elected at the Company's 1999 Annual Meeting and each executive officer named in the Summary Compensation Table set forth in Item 11, the positions currently held by each person with the Company and the number and percentage of outstanding shares of Common Stock beneficially owned by each person and by all current directors and executive officers as a group as of April 1, 1999.

                                                                                AMOUNT AND NATURE OF
                                      POSITIONS AND OFFICES                          BENEFICIAL                  PERCENT
                                       WITH THE COMPANY(1)                        OWNERSHIP(2)(3)                OF CLASS
                               ------------------------------------         ------------------------          -------------
Irwin J. Gruverman.......      Chief Executive Officer, Chairman                     727,222(4)                   11.88%
                               of the Board of Directors and
                               Secretary

Michael A. Lento.........      President, Treasurer and Director                      96,306(5)                    1.57%

Bret A. Lewis............      President of the Company's Epworth                    457,600(6)                    7.54%
                               Division and Director

J.B. Jennings............      Director                                              457,500(7)                    7.54%

James N. Little..........      Director                                               14,583(8)                       *

Vincent B. Cortina.......      Director                                                8,125(9)                       *

All current directors and
executive officers as a                                                            1,761,336(10)                  28.17%
group (6 persons)........

__________________
*Less than 1%.
 (1) Each individual is also a nominee for Director to be elected at the Meeting.
 (2) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.
 (3) Shares of Common Stock that a person has the right to acquire within 60 days of April 1, 1999, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Percentage ownership is based on 6,061,304 shares of Common Stock issued and outstanding on April 1, 1999.
 (4) Consists of (i) 242,300 shares of Common Stock, (ii) 60,417 shares of Common Stock subject to currently exercisable options, (iii) 324,505 shares of Common Stock owned jointly by Mr. Gruverman and his wife and (iv) 100,000 shares of Common Stock owned by his wife. Mr. Gruverman disclaims beneficial ownership of the 100,000 shares of Common Stock owned by his wife.
 (5) Consists of (i) 92,417 shares of Common Stock subject to currently exercisable options and (ii) 3,889 shares of Common Stock owned jointly by Mr. Lento and his wife.
 (6) Includes 7,500 shares of Common Stock subject to currently exercisable options.
 (7) Includes 7,500 shares of Common Stock subject to currently exercisable options.
 (8) Consists of 14,583 shares of Common Stock subject to currently exercisable options.
 (9) Consists of 8,125 shares of Common Stock subject to currently exercisable options.
(10) Includes 190,542 shares of Common Stock subject to currently exercisable options. See footnotes 4 through 9 above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and G&G Diagnostics Corp. ("G&G"), a corporation of which Mr. Gruverman is the President, sole employee and sole stockholder, have entered into an agreement (the "Letter Agreement") whereby G&G leases space from, and makes payments to, the Company for rent and direct expenses based on quarterly invoices provided by the Company. The total amount paid to the Company by G&G for reimbursement of expenses in 1998 was approximately $76,363. Pursuant to the Letter Agreement, in 1999 G&G will lease space from, and make payments to, the Company for rent and direct expenses, and will reimburse the Company for services to be provided to G&G by an employee of the Company.

     The Company leases its two facilities in South Haven, Michigan from B-2 Enterprises, Inc. and JLJ Properties, Inc. Both of these entities are owned and controlled by Messrs. Jennings and Lewis. In 1998, the Company paid these entities approximately $62,280 in rent.

     On August 14, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Epworth and Morehouse pursuant to an Asset Purchase Agreement dated as of June 19, 1998 by and among the Company, Epworth and Morehouse. Messrs. J.B. Jennings and Bret A. Lewis are the sole stockholders of both Epworth and Morehouse. The purchased assets included cash and cash equivalents, accounts and notes receivables, inventories, machinery and equipment, intellectual property rights, furniture and fixtures and leasehold interests and improvements. In accordance with the Asset Purchase Agreement, the Company paid or delivered to the Messrs. Jennings and Lewis (i) $5,508,480 in cash, (ii) two subordinated promissory notes in the aggregate principal amount of $800,000, and (iii) 900,000 shares of the Company's Common Stock, subject to the restrictions set forth in a Stockholders Agreement among the Company and Messrs. Jennings and Lewis dated August 14, 1998. The amount of consideration paid by the Company for the assets was determined by the Company's Board of Directors based, in part, upon a fairness opinion provided to the Board of Directors by its financial advisor.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1.) Consolidated Financial Statements.

          The following Consolidated Financial Statements are included in
Item 8:

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

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

   3.3(b)   Amended and Restated By-Laws for the Company (filed as
            Exhibit 3.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

** 3.10(a)  1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

** 3.10(b)  1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

   3.10(c)  1989 Non-Employee Directors Stock Option Plan (filed as Exhibit
            10.1 to the Company's registration statement on Form S-8 filed October 22, 1996 and incorporated herein by reference).

   3.10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.2 to Form 8-K filed on December 27, 1993 and incorporated herein by reference.

   3.10(e) Lease for 30 Ossipee Road, Newton Massachusetts dated May 23, 1997 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10a to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

   3.10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   3.10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) with amendements dated September 1, 1994 and March 31, 1995.

   3.10(h) Amendement to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

   3.10(i) Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's
            Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

   3.10(j) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

** 3.10(k)  Agreement, dated July 27, 1995, between Microfluidics International
            Corporation and Michael T. Rumley (filed as Exhibit 3.10(i) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

** 3.10(l)  Letter, dated August 15, 1995, from Microfluidics International
            Corporation to Michael T. Rumley (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated hereby reference).

** 3.10(m)  Letter, dated December 31, 1995 from Microfluidics International
            Corporation to Irwin J. Gruverman (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(n) Warrant for the Purchase of Shares of Common Stock, dated July 14, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as
            Exhibit 3.10(l) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

** 3.10(o)  Letter, dated December 31, 1996, from Microfluidics International
            Corporation to Irwin J. Gruverman (filed as Exhibit 3.10(o) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(p) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1, 1995 regarding participation in and management of the Advanced Technology Program (ATP) (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(q) Consulting Agreement with James Little (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(r) Subsidiaries of the Registrant (filed as Exhibit 3.21 to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(s) Letter dated December 31, 1997, from Microfluidics International Corporation** to Irwin J. Gruverman and G & G Diagnostics Corp.

   3.10(t) 1988 Stock Plan as amended (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

   3.10(u) Asset Purchase Agreement dated as of June 19, 1998, by and among the Company, Epworth Manufacturing Company and Morehouse-COWLES, Inc. (filed as Exhibit 2.1 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorproated herein by reference).

   3.10(v) Stockholders Agreement dated August 14, 1998, by and among the Company, J.B. Jennings and Bret A. Lewis (filed as exhibit 2.2 to
            Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by reference).

   3.10(w) $500,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as Exhibit 99.1 to the Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   3.10(x) $300,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as exhibit 99.2 to the Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   3.10(y) Revolving credit loan between Comerica Bank and the Company dated August 12, 1998 (Filed as Exhibit 10.1 to the Company's form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

  *3.10(z) Letter dated December 31, 1998 from Microfluidics International Corporation to Irwin J. Gruverman.

  *23(a)    Consent of Deloitte & Touche LLP.

  *27       Financial Data Schedule.

----------------
 *Filed herewith

**Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

     (b)  Reports on Form 8-K.

          On October 28, 1998, the Company filed Amendment No. 2 on Form 8K/A amending the previous filings of August 27, 1998 and September 11, 1998 to include pro forma financial statements required in connection with the Company's acquisition of substantially all of the assets of Epworth Manufacturing Company and Morehouse-COWLES, Inc.

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


     (d)  Financial Statement Schedules.

          See (a)(2) above.

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Board of Directors and
Stockholders of Microfluidics
International Corporation:

We have audited the accompanying consolidated balance sheets of Microfluidics International Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microfluidics International Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company incurred a net loss of approximately $1,505,000 in 1998 and was not in compliance with certain covenants of its revolving credit loan agreement. The Company's lender has declared the loan in default. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 23, 1999

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



                                    COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 12, 1997

/1/MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                         --------------------------
                                                             1998          1997
                                                         ------------  ------------

ASSETS

Current Assets:
Cash and cash equivalents                                $   550,713    $4,083,214
Marketable securities                                         10,080        55,638
Accounts receivable, less allowance of $100,000
 and $40,000 in 1998 and 1997, respectively                2,284,840     1,396,088
Other receivables                                             84,845       122,550
Accounts receivable  related party                            24,417        18,439
Inventories                                                4,450,926     2,436,938
Prepaid expenses                                             164,528        26,764
                                                         -----------    ----------
  Total current assets                                     7,570,349     8,139,631
Equipment and Leasehold Improvements, at cost
  Furniture, fixtures and office equipment                   436,447       335,467
  Machinery and equipment                                    893,388       261,592
  Leasehold improvements                                     310,563       125,322
                                                         -----------    ----------
                                                           1,640,398       722,381
Less:  Accumulated depreciation and amortization            (644,065)     (570,555)
                                                         -----------    ----------
                                                             996,333       151,826

Goodwill (net of accumulated amortization of               6,010,130
   $154,329)
Patents, Licenses and Other Intangible assets-(net of
  accumulated amortization of $423,470 in 1998
  and $379,549 in 1997)                                      123,210       167,131
Deferred Income Taxes                                                      413,630
                                                         -----------    ----------
  Total assets                                           $14,700,022    $8,872,218
                                                         ===========    ==========

                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

                                                                 December 31,
                                                         --------------------------
                                                             1998          1997
                                                         ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and other accrued expenses              $ 1,158,999   $   939,796
Accrued interest  related party                               20,164
Accrued compensation                                          78,488        76,269
Accrued vacation pay                                          98,667        37,294
Customer advances                                            166,136       280,716
Line of credit                                             4,347,782
Current portion of long term debt  related party             125,000
                                                         ------------  ------------
    Total current liabilities                              5,995,236     1,334,075
Long term debt, net of current portion - related party       675,000
Commitments and contingencies

Stockholders' Equity
    Common Stock, par value $.01 per share,
    20,000,000 shares authorized; 6,056,983
    and 5,136,804 shares issued and outstanding
    at December 31, 1998 and 1997,
    respectively                                              60,570        51,368
Additional paid-in capital                                12,491,423    10,442,840
Accumulated deficit                                       (3,865,800)   (2,360,359)
Accumulated other comprehensive income                        10,080        55,638
Less:  Treasury Stock, at cost, 235,219 and 220,719
    shares in 1998 and 1997, respectively                   (666,487)     (651,344)
                                                         -----------   -----------

    Total stockholders' equity                             8,029,786     7,538,143
                                                         -----------   -----------

    Total liabilities and stockholders' equity           $14,700,022   $ 8,872,218
                                                         ===========   ===========

                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Years ended December 31,
                                        ------------------------------------
                                           1998        1997         1996
                                       -----------  -----------  -----------

Revenues                               $ 8,869,679  $ 7,105,706  $ 6,273,768

Cost of goods sold                       4,954,826    3,265,593    2,847,224
Research and development                   935,880      459,240      450,477
Selling, general and administrative      4,077,436    2,977,577    2,625,184
                                       -----------   ----------   ----------
Total cost and expenses                  9,968,142    6,702,410    5,922,885
                                       -----------   ----------   ----------

Income (loss) from operations           (1,098,463)     403,296      350,883
Interest expense                          (149,043)
Interest income                            119,492      159,256      100,612
Other income                                             50,012       50,009
Gain on sale of investments                 36,203       91,863
                                       -----------    ----------   ----------
Income (loss) before income taxes       (1,091,811)     704,427      501,504
Income tax benefit (provision)            (413,630)     403,630
                                       -----------    ----------   ----------

Net income (loss)                      $(1,505,441)  $ 1,108,057  $  501,504
                                       ===========   ===========  ==========

Basic earnings per share:

Average shares outstanding:basic         5,296,923     4,914,722   4,941,711
                                       ===========   ===========  ==========

Net income (loss) per share            $      (.28)  $       .23  $      .10
                                       ===========   ===========  ==========

Diluted earnings per share:

Average shares outstanding:diluted       5,296,923     4,966,998   4,948,506
                                       ===========   ===========  ==========

Net income (loss) per share            $      (.28)  $       .22  $      .10
                                       ===========   ===========  ==========

CONSOLIDATED STATEMENTS OF
  COMPREHENSIVE (LOSS) INCOME
NET INCOME (LOSS)                      $(1,505,441)  $ 1,108,057  $  501,504


Unrealized depreciation on
  marketable securities                     (45,558)      (11,799)         --
                                        -----------   -----------  ----------

Comprehensive Income (Loss)             $(1,550,999)  $ 1,096,258  $  501,504
                                        ===========   ===========  ==========


                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years ended December 31,
                                                               ------------------------
                                                           1998          1997         1996
                                                       -----------    ----------   ----------
Cash flows from  operations:
Net income (loss)                                      $(1,505,441)   $1,108,057   $  501,504
Reconciliation of net income (loss) to net cash
 (used) provided by operations:
Depreciation and amortization                              321,251       105,383       95,101
Issuance of common stock for employee compensation                        30,000       24,000
Bad debt expense                                            30,000        19,877       10,000
Gain on sale of investments                                (36,203)      (91,863)
Income tax (benefit) provision                             413,630      (403,630)
Increase (decrease) in cash due to change in
 (net of acquistions):
 Receivables and other receivables                         391,768       102,852      111,214
 Inventories                                               766,258      (145,170)     164,621
 Prepaid expenses                                          (48,615)       (4,906)      40,295
 Current liabilities                                    (1,592,042)      569,274       67,896
                                                       -----------    ----------   ----------
Net cash (used) provided by operations                  (1,259,394)    1,289,874    1,014,631

Cash flows from (used by) investing activities:
Proceeds from sale of investments                           36,203        91,863
Excess of cost over assets purchased (goodwill)         (3,339,459)
Business assets acquired, net of cash received          (3,102,216)
Purchase of fixed assets and leasehold improvements       (233,062)      (68,439)     (21,636)
                                                       -----------    ----------   ----------
Net cash from (used) provided by investing activities   (6,638,534)       23,424      (21,636)

Cash flows from financing activities:
Proceeds from line of credit                             4,347,782
Issuance of common stock under employee stock
 purchase plan                                               7,724        21,788       21,861
Issuance of common stock under stock option
 plan                                                       25,061        16,964        9,663
Treasury stock purchased                                   (15,143)     ( 55,390)    (141,383)
                                                       -----------    ----------   ----------
Net cash (used) provided by financing activities         4,365,424       (16,638)    (109,859)

Net increase (decrease) in cash and cash
 equivalents                                            (3,532,504)    1,296,660      883,136
Cash and cash equivalents at beginning of year           4,083,214     2,786,554    1,903,418
                                                       -----------    ----------   ----------
Cash and cash equivalents at end of year               $   550,710    $4,083,214   $2,786,554
                                                       ===========    ==========   ==========

Supplemental disclosure of cash flow information:

Assets acquired in exchange for notes and
  common stock                                         $ 2,825,000
                                                       ===========
Cash paid for interest                                 $   100,861             0            0
                                                       ===========    ==========   ==========
Cash paid for corporate taxes                                    0             0            0
                                                       ===========    ==========   ==========

                See notes to consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996

                                                                                Accumulated
                              Number of     Common                                Other -   Number of
                              Shares of    Stock at  Additional                 Comprehen-  Shares of
                              Common         par      paid-in      Accumul-        sive     Treasury   Treasury
                              Stock         value     capital    lated deficit    Income      Stock     Stock       Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995  5,058,203   $50,582   $10,319,350  $ (3,969,920)  $   83,640    107,019  $ (454,571) $6,029,081
-----------------------------------------------------------------------------------------------------------------------------
Change in unrealized
   depreciation on
   marketable securities                                                           (16,203)                           (16,203)
Stock options exercised           6,550        66         9,597                                                         9,663
Stock in lieu of salary          16,000       160        23,840                                                        24,000
Proceeds from employee stock
   purchase plan                 14,028       140        21,721                                                        21,861
Treasury stock                                                                                 85,100   (141,383)    (141,383)
Net income                                                            501,504                                         501,504
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996  5,094,781    50,948    10,374,508    (3,468,416)        67,437  192,119   (595,954)   6,428,523
-----------------------------------------------------------------------------------------------------------------------------
Change in unrealized
   depreciation on
   marketable securities                                                            (11,799)                          (11,799)
Stock options exercised           9,175        91        16,873                                                        16,964
Stock in lieu of salary          20,000       200        29,800                                                        30,000
Proceeds from employee stock
  purchase plan                  12,848       129        21,659                                                        21,788
Treasury stock                                                                                 28,600    (55,390)     (55,390)
Net income                                                          1,108,057                                       1,108,057
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997  5,136,804    51,368    10,442,840    (2,360,359)        55,638  220,719   (651,344)   7,538,143
-----------------------------------------------------------------------------------------------------------------------------
Change in unrealized
   depreciation on
    marketable securities                                                            (45,558)                         (45,558)
Stock options exercised          16,250       163        24,898                                                        25,061
Proceeds from employee
    stock purchase plan           3,929        39         7,685                                                         7,724
Issuance of stock in
   conjunction with
   purchase of Epworth
   and Morehouse
   Divisions                    900,000     9,000     2,016,000                                                     2,025,000
Treasury stock                                                                                 14,500    (15,143)     (15,143)
Net Loss                                                           (1,505,441)                                     (1,505,441)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998  6,056,983   $60,570   $12,491,423  $ (3,865,800)  $     10,080  235,219  $(666,487)  $8,029,786
-----------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     1.  Consolidation

          The consolidated financial statements of Microfluidics International Corporation ("the Company") include the accounts of the Company and its wholly owned subsidiaries, Microfluidics Corporation ("MFC") and MediControl Corporation ("MediControl").

          All significant intercompany transactions have been eliminated.

     2.  Cash Equivalents

          The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

     3.  Marketable Securities

          The Company's marketable securities are categorized as available for sale securities as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Unrealized holding gains and losses are included as a component of accumulated other comprehensive income until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

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

     6.  Patents, Licenses, and Other Intangible Assets

          Patents, patent applications, rights and goodwill are stated at acquisition cost. Amortization is recorded using the straight-line method over the shorter of the legal lives or useful life of the assets. The Company periodically reviews the carrying value of intangible assets and impairments are recognized if the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

     9.  Comprehensive Income (Loss)

          In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires that certain components of stockholders' equity from non owner sources be identified as "Other Comprehensive Income." For the years ended December 31, 1998 and December 31, 1997, the Company's comprehensive income (loss) was comprised of the impact of changes in unrealized depreciation on marketable securities and net income.

     10. Earnings (Loss) per Share

          Basic Earnings Per Share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

          A reconciliation of the numerators and denominators of the basic and diluted EPS computations is shown below. Options to purchase 354,910, 893,873, and 1,074,105, shares of common stock were outstanding for the years ended 1998, 1997 and 1996, respectively, but were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. All options outstanding during 1998 were excluded from the computation of diluted EPS because the effect of such options would have been antidilutive.

                                               1998          1997       1996
                                               ----          ----       ----
Weighted average Shares
 Outstanding: Basic                          5,296,923    4,914,722   4,941,711
                                             =========    =========   =========

Basic Earnings per Share:

Net income (loss) per share                  $    (.28)   $     .23   $     .10
                                             =========    =========   =========
Weighted average Shares Outstanding: Basic   5,296,923    4,914,722   4,941,711

Effect of Dilutive stock options                    --       52,276       6,795
                                             ---------    ---------   ---------

Average Shares Outstanding: Diluted          5,296,923    4,966,998   4,948,506
                                             =========    =========   =========

Net income (loss) per  share                 $    (.28)   $     .22   $     .10
                                             =========    =========   =========

  11.  Use of Estimates

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

12.       New Accounting Pronouncements

          In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's quarter ended March 31, 2000. SFAS No.133 significantly modifies Accounting and Reporting Standards for derivatives and hedging Activities. The impact of SFAS No.133, if any, on the Company has not yet been determined.

13.       Fair Value of Financial Instruments

          Marketable securities are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term nature of these accounts. The carrying value of the Company's debt obligations also approximate fair value.


14. Certain 1997 Amounts have been reclassified to conform with the 1998 presentations


B.        INDUSTRY SEGMENT AND MAJOR CUSTOMERS:

          The Company has one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries.

          Mizuho Industrial Co. Ltd. (a distributor) accounted for 8% of revenues in 1998, 20% of revenues in 1997 and 17% of revenues in 1996. Another customer (Avon Products, Inc.) accounted for 8% of revenues in 1998. One other distributor (Inland Machinery Manufacturing, Ltd.) accounted for 8% of revenues in 1998, 6% of revenues in 1997, and 10% of revenues in 1996. A reduction or delay in orders from Mizuho or other significant customers could have a material adverse effect on the Company's business, financial condition, or results of operations. Sales in Europe were approximately $832,000, $1,453,000, and $772,000, and sales in Asia were approximately $924,000, $1,582,000, and $1,288,000 in 1998, 1997 and 1996, respectively, of the total revenues.

C.        MARKETABLE SECURITIES:

          At December 31, 1998 and 1997, respectively, the Company held 0 and 3,940 shares of PolyMedica Industries, Inc., a publicly traded company, at zero cost through its wholly owned subsidiary MediControl. The Company also, as a result of a spinoff by PolyMedica Industries, Inc., held 6,720 shares in another publicly traded company, Cardiotech International, Inc. The total market value of these marketable securities at December 31, 1998 and 1997 was $10,080 and $55,638, respectively.

          In both 1998 and 1997, the Company sold shares of PolyMedica Industries, Inc. (3,940 in 1998 and 10,000 in 1997), at a gain of $36,203 and $91,863 respectively.


D.        INVENTORY

          The components of inventories are as follows at December 31:


                                   1998         1997
                                ----------   ----------
           Raw materials       $1,875,881   $1,277,094
           Work in process      1,075,711      649,946
           Finished goods       1,499,334      509,898
                               ----------   ----------
                               $4,450,926   $2,436,938
                               ==========   ==========

E.        PATENTS, LICENSES AND OTHER INTANGIBLE ASSETS

          The Company purchased the rights and title of certain liposome and microemulsion technology devices from Arthur D. Little in 1985. The unamortized license fee and patent are included in intangible assets and are being amortized using the straight line method over the useful life of the patent, 17 years. Patents and other intangible assets were purchased in 1991 as a result of a share exchange by MediControl stockholders. These patents and other intangible assets were being amortized using the straight line method over five years. In addition, in 1995, the Company capitalized $96,680 of patent costs related to the cooperative-venture described in Note L. Amortization charged to expense was $43,920 in 1998, 1997, and 1996.

F.        ACQUISITION OF ASSETS

          On August 14, 1998, (the "Closing Date"), the Company purchased substantially all of the assets (the "Transferred Assets") and assumed certain liabilities of Epworth Manufacturing Company of South Haven, Michigan ("Epworth") and Morehouse-COWLES, Inc. of Fullerton, California ("Morehouse" and together with Epworth, the "Sellers") pursuant to an Asset Purchase Agreement (the "Agreement") dated as of June 19, 1998 by and among the Company, Epworth and Morehouse. Messrs. J.B. Jennings and Bret A. Lewis are the sole stockholders of both Epworth and Morehouse (the"Principals"). Epworth and Morehouse each manufactures and distributes a product line of crushing/grinding, mixing, dissolving and dispersion systems for solid or solids materials processing that are marketed together under the EMCO U.S.A. trade name. The Company intends to continue the operations of Epworth and Morehouse, each as a separate division of the Company, and to continue the use of the Transferred Assets to manufacture and distribute crushing/grinding, mixing, dissolving and dispersion systems. The Transferred Assets included cash and cash equivalents, accounts and notes receivables, inventories, machinery and equipment, intellectual property rights, furniture and fixtures and leasehold interests and improvements.

          In accordance with the Agreement, the Company paid or delivered to the Sellers the following as consideration for the purchase price of the Transferred Assets (the "Purchase Price"): (i) $5,508,480 in cash,
          (ii) two subordinated promissory notes in the aggregate principal amount of $800,000 (the "Promissory Notes") and (iii) 900,000 shares (a value of $2,025,000) of the Company's restricted common stock, $.01 par value share, subject to the restrictions set forth in a stockholders agreement among MFIC and the Principals dated August 14, 1998 (the "Stockholders Agreement"). The Company also incurred approximately $500,000 in expenses. In addition, the Company assumed approximately $1,930,000 which amount was comparable to the accounts payable and accrued liabilities set forth on the Sellers' balance sheets as of December 31, 1997 (the "Assumed Liabilities"), certain of which were also paid on the Closing Date. The consideration paid by the Company for the Transferred Assets was determined through arms-length negotiations between the Company and the Sellers. The acquisition has been accounted for under the purchase method of accounting.

          As a result of the acquisition, the Company paid an amount in excess of the fair market value of the assets purchased less liabilities assumed (goodwill). This amount is to be amortized over a fifteen year period, which the Company determined to be the proper term.

          If the acquisition had occurred as of January 1, 1997, pro-forma information for the years ended December 31, 1998 and 1997 would be as follows:

                                              Years ended
                                               December 31
                                        -------------------------
                                            1998         1997
                                        ------------  -----------
          Revenues                      $14,719,874   $18,824,327
                                        ===========   ===========
          Net Income (loss)             $(2,066,436)  $   938,455
                                        ===========   ===========
          Earnings (loss) per share:
               Basic:                   $      (.39)          .16
                                        ===========   ===========
               Diluted:                 $      (.39)          .16
                                        ===========   ===========



G.        SUBORDINATED DEBT AND LINE OF CREDIT

          The Company delivered to Jennings and Lewis (the Sellers), two subordinated promissory notes in the aggregate principal amount of $800,000: one for $300,000, and the other for $500,000. The $300,000 note has interest due quarterly, at 10% per annum, with principal payments of twelve equal installments of $25,000 each commencing September 30, 2001. The $500,000 note has interest due quarterly at 10% per annum, with principal payments of twenty equal installments of $25,000 each commencing December 31, 1998.

          The Company paid $1,897,509 from its working capital and borrowed $4,096,050 from Comerica Bank, its primary lender, in order to finance the purchase and payoff certain of the assumed liabilities. The revolving loan, security and ancillary agreements with Comerica Bank (the "Revolving Loan Agreement") provide up to $5,000,000 in loans at a rate of prime minus 5/8% with monthly interest payments and the outstanding principal amount due on September 1, 2001. The line of credit is secured by substantially all the assets of the Company. During the period the line of credit is outstanding the Company may not pay any dividends to stockholders.The line of credit expires on September 1, 2001. The outstanding principal balance at December 31, 1998 under the Revolving Loan Agreement is $4,347,782 and currently bears interest at a rate of 7.125% per annum.

          At December 31, 1998, the Company was not in compliance with certain covenants of the Revolving Loan Agreement and, accordingly, has reclassified all amounts due to current liabilities. See Note N for further information.

H.        EMPLOYEE BENEFITS

          Effective January 1, 1990, the Company offered a 401(k) profit-sharing plan (the "Plan"), to its employees. All Company and related entity employees who are eighteen years of age and have completed one hour of service are eligible to participate in the Plan. Employees may contribute from 1% to 20% of their compensation. Until 1997, the Company's contribution was discretionary, with contributions made from time to time as management deemed advisable. The Company made matching contributions of $23,842 and $17,466 in 1998 and 1997, respectively, and no matching contributions during 1996. Plan administration expenses of $3,464, $1,500, and $3,564 were incurred by the Company in 1998, 1997, and 1996, respectively. The Company instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions.

I.        INCOME TAXES

          The provision (benefit) for income taxes for the years ended are as follows:

                           Federal      State        Total

December 31, 1998:

 Current                  $       0    $      0   $       0
 Deferred                   351,630      62,000     413,630
                          ---------    --------   ---------
   Total                  $ 351,630    $ 62,000   $ 413,630
                          =========    ========   =========

  December 31, 1997:
Current                   $   9,544    $    456   $  10,000
Deferred                   (365,482)    (48,148)   (413,630)
                          ---------    --------   ---------
  Total                   $(355,938)   $(47,692)  $(403,630)
                          =========    ========   =========

  December 31, 1996:
Current                   $       -    $      -   $       -
Deferred                          -           -           -
                          ---------    --------   ---------
    Total                 $       0    $      0   $       0
                          =========    ========   =========

The approximate tax effect of each type of temporary difference and operating loss carryforward is as follows at December 31:

                                                               1998          1997         1996
                                                           ------------  ------------  ------------
          Net operating loss                               $  1,277,669  $  1,015,976  $  1,012,386
          Research and development credit                       188,159       183,344       183,344
          Inventory capitalization                              306,343       172,773       144,063
          Accruals and allowances                                79,467        74,518        31,348
          Marketable securities                                  (4,032)      (22,255)      (26,975)
          Depreciation and amortization                          (2,034)      (10,726)      (15,338)
                                                           ------------  ------------  ------------
          Net deferred tax asset before
                     valuation allowance                      1,845,692     1,413,630     1,328,828
          Valuation allowance                                 1,845,692    (1,000,000)   (1,328,828)
                                                           ------------  ------------  ------------

          Net deferred tax asset after
                 valuation allowance                       $          0  $    413,630  $          0
                                                           ============  ============  ============

          The Company has a federal net operating loss tax (NOL) carryforward of approximately $3,844,000 and research and development tax credit carryforwards of approximately $188,000 expiring at various dates beginning in 2001 through 2018. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

          Based on the financial results known at December 31, 1998, the Company has established a valuation allowance against the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets. Therefore the Company has increased the valuation allowance by $845,692 in 1998. Due to profitable operations both in 1997 and 1996, respectively the Company decreased the valuation allowance by $328,828 and $114,716.

          The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31,

                                             1998     1997     1996
                                           --------  -------  -------
          Federal income tax rate            (34.0)%    34.0%    34.0%
          State income tax net                (6.0)      6.0        -
          Permanent differences                 .4       0.7      2.7
          Unbenefitted NOL                                --    (36.7)
          Change in valuation allowance       77.5     (98.0)       -
                                           -------    ------   ------

          Total effective tax rate            37.9%    (57.3)%      0%
                                           =======    ======   ======

J.        STOCKHOLDER'S EQUITY:

          The Company adopted the 1988 Stock Plan as the successor plan to the 1987 Stock Plan, which, as amended at the 1997 stockholder's meeting, authorizes the grant of Stock Rights for up to 2,350,000 shares of Common Stock and the 1989 Non-Employee Director Stock Option Plan which, as amended at the 1996 stockholders' meeting, authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock.

          Additionally, the Company has an employee stock purchase plan. Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, is limited to a maximum amount of 1000 for each six month period. The number of shares issued pursuant to this plan totaled 3,929 in 1998, 12,848 in 1997 and 14,028 in 1996.

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. FASB Statement No. 123 "Accounting For Stock-Based Compensation"("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional. Proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

          The Company's stock option plans provide for the granting of nonqualified stock options that (i) are granted at prices which equate to or are above the market value of the stock on the date of the grant; (ii) vest ratably over a three and one half to four year service vesting period and (iii) expire ten years subsequent to award.

          A summary of the status of the Company's stock options as of December 31, 1998, 1997, and 1996 and changes during the year ended on those dates is presented below:

                                                            1998                     1997                  1996
                                                       Wgtd. Avg.               Wgtd Avg.             Wgtd. Avg.
                                           Shares     Exer. Price     Shares  Exer. Price     Shares  Exer Price
                                       ----------     -----------  ---------  -----------  ---------  ----------
Outstanding, at beginning
 of year                                  946,150           $2.37  1,080,900        $2.62    996,600       $3.09
Option shares:
 Granted                                1,701,625            1.34    114,000         1.75    369,300        1.65
 Exercised                                 16,250            1.54     45,175         1.44      6,550        1.48
 Cancelled                              1,214,938            2.38    203,575         2.57    278,450        3.12
                                       ----------           -----  ---------        -----  ---------       -----
Outstanding, at end of year             1,416,587           $1.15    946,150        $2.37  1,080,900       $2.62
                                       ==========           =====  =========        =====  =========       =====

           In October, 1998 the Board of Directors approved a vote to reprice 1,591,225 employee stock options. The options were originally issued between January 1990 through January 1998 and had original grant prices ranging between $1.16 and $6.25. The grant price for these options was lowered to $1.13 which reflects the market value of the stock as of the reprice date. The repriced options vest over either a three or four year period, depending upon when the original grants were issued. No compensation expense is required to be recorded.

The table below summarizes options outstanding and exercisable at, December 31, 1998:

                                     Options Outstanding                              Options Exercisable
                           ----------------------------------------------   ---------------------------------------
                                               Weighted
                                                Average       Weighted          Exercisable            Weighted
                                               Remaining      Average              As of               Average
           Range of            Number of      Contractual     Exercise          December 31,           Exercise
        Exercise Price          Options         Life           Price               1998                 Price
      ------------------   ---------------  -------------- --------------   ------------------     ----------------
          1.00-2.25           1,411,387           8.5        $  1.17              349,710            $   1.16
          2.26-5.88               5,200            .6           3.53                5,200                3.53
                           ---------------  -------------- --------------   ------------------     ----------------
       Total                  1,416,587           8.5        $  1.15              354,910            $   1.19
                           ---------------  -------------- --------------   ------------------     ----------------

                                                     1998         1997        1996
                                                  -----------  ----------  ----------

Price Range of Outstanding Options at Year End    $ 1.00-5.88  $1.47-6.25  $1.16-7.44

Options Exercisable at Year End                       354,910     522,000     496,763
                                                  -----------  ----------  ----------
Options Available for Future Grant                    766,438   1,253,125     582,550
                                                  ===========  ==========  ==========

Weighted Average Fair Value of Options
Granted During the Year                           $      1.22  $     0.84  $     0.88
                                                  -----------  ----------  ----------

The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk-free interest rate of 5.25% in 1998, 5.51% in 1997, and 4.50%
in 1996 and (iv) expected life of five years.

Had compensation cost for the Company's 1998,1997 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), and diluted net income (loss) per share for 1998, 1997 and 1996 would approximate the proforma amounts below:

                                       As Reported                               Proforma
                                      ------------                               --------
                                   1998         1997       1996              1998         1997       1996
                               ------------  ----------  --------        ------------  ----------  --------
Net Income/(Loss)              $(1,505,441)  $1,108,057  $501,504        $(1,843,511)  $1,013,667  $357,235
                               ===========   ==========  ========        ===========   ==========  ========

Diluted Net Income/(Loss)
  per Share                    $      (.28)  $      .22  $    .10        $      (.35)  $      .20  $    .07
                               ===========   ==========  ========        ===========   ==========  ========

In connection with financial advisory services rendered to the Company in 1993 the Company granted a warrant to purchase up to 75,000 shares at a per share purchase price of $4.50 commencing on July 14, 1994 and exercisable until July 14, 1998. The warrant was not exercised by the expiration Date.

At December 31, 1998, the Company has reserved 2,850,000 shares for issuance under the above mentioned stock plans.

K.   COMMITMENTS AND CONTINGENCIES:

     At December 31, 1998 the Company had operating leases for the rental of its facilities which require the following minimum payments for the next five years:

           Minimum Payments
           ----------------

           1999            $  443,080
           2000               451,080
           2001               321,830
           2002               232,080
           2003               169,800
                           ==========

     Rent expense for 1998, 1997, and 1996 was approximately $282,000, $170,000, and $150,000, respectively. The current leases are due to terminate at various times through August 2006.

L.   COOPERATIVE VENTURE:

     In 1992, the Company formed a cooperative venture with Worcester Polytechnic Institute to develop, patent, and license for commercial application the Microfluidizer processing technology in certain fields. Expenditures for this venture were approximately $ 0 both in 1997 and 1996. The costs in connection with patent applications of $96,680 have been included in intangible assets.

     In September of 1993, the Company signed a license and research and development agreement with Catalytica, Inc., as joint licensee, to further the studies of the venture with Worcester Polytechnic Institute, as licensor. The Company spent $286,256 and $216,301 in 1997 and 1996,respectively , for this venture. The Company was reimbursed $137,403 and $103,824 in 1997 and 1996, respectively, from a government grant awarded jointly to Catalytica, Inc. and the Company in relation to this project. The remainder of the expenditures were included in research and development expense. The cooperative venture was terminated in 1998.

M.   RELATED PARTY TRANSACTIONS

     During 1998, 1997 and 1996, the Company and an entity G&G Diagnostics Corporation (G&G) controlled by Mr. Gruverman, the Company's Chairman, entered into an arrangement whereby such entity reimbursed the Company for a portion of certain administrative expenses. The Company was reimbursed approximately $76,363, $74,125, and $72,610, by G&G during 1998, 1997 and
     1996, respectively. At December 31, 1998 and 1997, G&G owed the Company $24,417 and $18,439 respectively.

     As was indicated in Note G, the Company delivered to Jennings and Lewis (the Sellers), two subordinated promissary notes in the aggregate principal amount of $800,000, one for $300,000, and the other one for $500,000. The $300,000 note has interest due quarterly, at 10% per annum, with principal payments of twelve equal installments of $25,000 each commencing September 30, 2001. The $500,000 note has interest due quarterly at 10% per annum, with principal payments of twenty equal installments of $25,000 each commencing December 31, 1998.

     Interest expense on the subordinated debt (see Note G) for 1998 was $30,465. A payment of an aggregate of $45,164 was paid to the Noteholders subsequent to December 31, 1998 consisting of interest of $20,164, and a principle payment of $25,000.

     Amortization of the debt over the next five years and thereafter is as follows:

                      Amount
                      ------
     1999           $125,000
     2000            100,000
     2001            150,000
     2002            100,000
     2003            100,000
     Thereafter      225,000

     The Company rents its Michigan facilities from entities (B-2 Enterprises Inc. and JLJ Properties, Inc.) controlled by Messrs. Jennings and Lewis. In 1998, the Company paid these entities approximately $62,280 in rent. In addition, the Company is responsible for all real estate taxes for the properties, and to maintain adequate insurance.

N.   SUBSEQUENT EVENT AND MANAGEMENT'S PLANS

     In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of its Revolving Credit Loan Agreement ("Loan Agreement"). On March 23, 1999, the Company's lender advised the Company that it was in default of the Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender also purported to reduce the line of credit to $4,000,000. The Company is currently functioning under a standstill agreement that expires on April 19, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     The Company and its lender are negotiating a forbearance agreement to the Loan Agreement. In addition, management has developed and is executing a plan to return to profitability and positive cash flow. The plan includes renegotiating the terms of the Loan Agreement, if possible, seeking to obtain sufficient new capital or subordinated debt, manufacturing cost reduction programs, reductions in the number of personnel at all three Company locations, reduction in discretionary spending and salaries for key officers and combining the salesforce for all product lines.

     There can be no assurance that the Company will be successful in its attempt to renegotiate its Loan Agreement on terms acceptable to the Company and the lender or to execute its plan to return to profitability and positive cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On March 11, 1999, the Board of Directors voted to approve an amendment to the Company's 1986 Employee Stock Purchase Plan (the "ESPP") to increase the aggregate number of shares of Common Stock which may be offered under the ESPP from 150,000 to 300,000. This amendment is being submitted for stockholder approval at the Company's 1999 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the the 15th day of April, 1999.

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

Signature                                         Title                                   Date
----------------------------           ----------------------------           ----------------------------
/s/ Irwin J. Gruverman                 Chief Executive Officer                April 15, 1999
----------------------------           (Principal Executive
Irwin J. Gruverman                     Officer), Chairman of the
                                       Board of Directors and
                                       Secretary

/s/ Michael A. Lento                   President and Treasurer                April 15, 1999
----------------------------           (Principal Financial and
Michael A. Lento                       Accounting Officer)
                                       Director

/s/ James N. Little                    Director                               April 15, 1999
----------------------------
James N. Little

/s/  Vincent Cortina                   Director                               April 15, 1999
----------------------
Vincent Cortina

                                 Exhibit Index


   Exhibit
   Number   Description of Exhibit
   ------   ----------------------

   3.3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and incorporated herein by reference).

   3.3(b)   Amended and Restated By-Laws for the Company (filed as
            Exhibit 3.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

** 3.10(a)  1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

** 3.10(b)  1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

   3.10(c)  1989 Non-Employee Directors Stock Option Plan (filed as Exhibit
            10.1 to the Company's registration statement on Form S-8 filed October 22, 1996 and incorporated herein by reference).

   3.10(d) Loan Agreement between The First National Bank of Boston and Microfluidics International Corporation dated as of December 10, 1993 (filed as Exhibit 10.2 to Form 8-K filed on December 27, 1993 and incorporated herein by reference).

   3.10(e)  Lease for 30 Ossipee Road, Newton Massachusetts dated May 23,
            1997 between Microfluidics International Corporation and J. Frank Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10a to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

   3.10(f) Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   3.10(g) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) with amendements dated September 1, 1994 and March 31, 1995.

   3.10(h) Amendement to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

   3.10(i) Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

   3.10(j) License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

** 3.10(k)  Agreement, dated July 27, 1995, between Microfluidics International
            Corporation and Michael T. Rumley (filed as Exhibit 3.10(i) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

** 3.10(l)  Letter, dated August 15, 1995, from Microfluidics International
            Corporation to Michael T. Rumley (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated hereby reference).

** 3.10(m)  Letter, dated December 31, 1995 from Microfluidics International
            Corporation to Irwin J. Gruverman (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(n) Warrant for the Purchase of Shares of Common Stock, dated July 14, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as Exhibit 3.10(l) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

** 3.10(o)  Letter, dated December 31, 1996, from Microfluidics International
            Corporation to Irwin J. Gruverman (filed as Exhibit 3.10(o) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(p) Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1, 1995 regarding participation in and management of the Advanced Technology Program (ATP) (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(q) Consulting Agreement with James Little (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(r) Subsidiaries of the Registrant (filed as Exhibit 3.21 to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   3.10(s) Letter dated December 31, 1997, from Microfluidics International Corporation** to Irwin J. Gruverman and G & G Diagnostics Corp.

   3.10(t) 1988 Stock Plan as amended (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

   3.10(u) Asset Purchase Agreement dated as of June 19, 1998, by and among the Company, Epworth Manufacturing Company and Morehouse-COWLES, Inc. (filed as Exhibit 2.1 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorproated herein by reference).

   3.10(v) Stockholders Agreement dated August 14, 1998, by and among the Company and J.B. Jennings and Bret A. Lewis (filed as exhibit 2.2 to
            Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by reference).

   3.10(w) $500,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as Exhibit 99.1 to the Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference.)

   3.10(x) $300,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as exhibit 99.2 to the Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   3.10(y) Revolving credit loan between Comerica Bank and the Company dated August 12, 1998 (Filed as Exhibit 10.1 to the Company's form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

  *3.10(z) Letter Dated December 31, 1998 from MicroFluidics International Corporation To Irwin J. Gruverman.

  *23(a)    Consent of Deloitte & Touche LLP.

  *27       Financial Data Schedule.


_____________________
 *Filed herewith

**Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.