Form 10-K/A
period 1998-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1999-04-16
CIK 723889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                              -------------------

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

                    Microfluidics International Corporation

     Part II, Item 8 to the Microfluidics International Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 1999 for the fiscal year ended December 31, 1998, is hereby deleted and replaced with Part II, Item 8 included in this Amendment No. 1. In addition a consent of PricewaterhouseCoopers LLP is hereby added to Item 14(a)(3) of this Amendment No. 1.

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

   3.10(z) Letter dated December 31, 1998 from Microfluidics International Corporation to Irwin J. Gruverman.

   23(a)    Consent of Deloitte & Touche LLP.

  *23(b)    Consent of PricewaterhouseCoopers LLP

   27       Financial Data Schedule.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 23, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and
Stockholders of Microfluidics
International Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for Microfluidics International Corporation and Subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microfluidics International Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                    PricewaterhouseCoopers LLP


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

The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk-free interest rate of 5.25% in 1998, 5.51% in 1997, and 4.50%
in 1996 and (iv) expected life of five years in 1998 and 1997, and four years for 1996.

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

     In October of 1993, the Company signed a license and research and development agreement with Catalytica, Inc., as joint licensee, to further the studies of the venture with Worcester Polytechnic Institute, as licensor. The Company spent $286,256 and $216,301 in 1997 and 1996,respectively , for this venture. The Company was reimbursed $137,403 and $103,824 in 1997 and 1996, respectively, from a government grant awarded jointly to Catalytica, Inc. and the Company in relation to this project. The remainder of the expenditures were included in research and development expense. The cooperative venture was terminated in 1998.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 16th day of April, 1999.

                                    MICROFLUIDICS INTERNATIONAL CORPORATION


                                    By:  /s/ Irwin J. Gruverman
                                         ------------------------
                                         Irwin J. Gruverman
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and Secretary

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

   3.10(z) Letter Dated December 31, 1998 from MicroFluidics International Corporation To Irwin J. Gruverman.

   23(a)    Consent of Deloitte & Touche LLP.

  *23(b)    Consent of PricewaterhouseCoopers LLP

   27       Financial Data Schedule.


_____________________
 *Filed herewith

**Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.