Form 10-Q
period 1999-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 1999-05-24
CIK 723889

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)


           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999

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

          30 Ossipee Road, P.O.Box 9101, Newton, Massachusetts 02464
          ----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)



                                 (617)969-5452
                                 -------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

Registrant had 6,061,304 shares of Common Stock, par value $.01 per share, outstanding on May 18, 1999.

                     MICROFLUIDICS INTERNATIONAL CORPORATION



                                                                           PAGE
                   INDEX                                                  NUMBER
                   -----                                                  ------

PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                             3

             Consolidated Balance Sheets as of March 31, 1999 (unaudited)
             and December 31, 1998                                            3

             Consolidated Statements of Operations (unaudited) for the
             three months ended March 31,1999 and March 31,1998               5

             Consolidated Statements of Cash Flows (unaudited) for the
             three months ended March 31,1999 and March 31, 1998              6

             Notes to Consolidated Financial Statements                       7


     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11


PART II. OTHER INFORMATION


     ITEM 6. Exhibits and Reports on Form 8-K                                18

             Signatures                                                      19

             Exhibit Index                                                   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MICROFLUIDICS INTERNATIONAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                             March 31, 1999     December 31,1998
                                             --------------     ----------------
                                              (unaudited)
ASSETS
Cash and cash equivalents                     $    639,198       $    550,713
Marketable securities                                    0             10,080
Accounts receivable (less
  allowance for doubtful accounts
  of $91,296 and $100,000 at
  March 31,1999 and December 31,1998,
  respectively)                                  1,344,876          2,284,840
Other receivables                                   34,634             84,845
Accounts Receivable -- Related Party                18,111             24,417
Inventories                                      4,473,901          4,450,926
Prepaid expenses                                   177,258            164,528
                                              ------------       ------------
  Total current assets                           6,687,978          7,570,349

Equipment and leasehold
  improvements, at cost

  Furniture, fixtures and
    office equipment                               443,361            436,447
  Machinery and equipment                          846,774            893,388
  Leasehold improvements                           310,563            310,563
                                              ------------       ------------
                                                 1,600,698          1,640,398

  Less: accumulated depreciation
   and amortization                               (702,540)          (644,065)
                                              ------------       ------------
                                                   898,158            996,333

Goodwill (net of accumulated
  amortization of $254,329 at
  March 31, 1999, and $154,329
  at December 31, 1998, respectively)            5,916,118          6,010,130
Patents, licenses and other
  intangible assets (net of
  accumulated amortization of
  $434,570 at March 31,1999 and
  $423,470 at December 31, 1998,
  respectively)                                    112,110            123,210
                                              ------------       ------------


          Total assets                        $ 13,614,364       $ 14,700,022
                                              ============       ============



               (See Notes to Consolidated Financial Statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (continued)
                    ---------------------------------------



                                         March 31, 1999     December 31,1998
                                         --------------     ----------------
                                          (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other
     accrued expenses                     $  1,125,362       $  1,179,163

Accrued compensation                           164,121            177,155
Customer advances                              178,114            166,136

Current portion of long term debt              125,000            125,000
Line of Credit                               3,985,448          4,347,782
     Total current liabilities               5,578,045          5,995,236
Long term debt,
     net of current portion                    650,000            675,000

Stockholders' equity
     Common Stock, par value $.01 per
     share, 20,000,000 shares authorized;
     6,061,307 and 6,056,983 shares
     issued and outstanding at March 31,
     1999 and at December 31,1998,
     respectively                               60,613             60,570

Additional paid-in-capital                  12,494,839         12,491,423
Accumulated deficit                         (4,495,026)        (3,865,800)
Accumulated other
comprehensive income                                 -             10,080
     Less: Treasury Stock, at cost,
     242,719 and 235,219 shares
     at March 31, 1999 and December
     31, 1998, respectively                   (674,107)          (666,487)
                                          ------------       ------------



     Total stockholders' equity              7,386,319          8,029,786
                                          ------------       ------------



     Total liabilities and
      stockholders' equity                $ 13,614,364       $ 14,700,022
                                          ============       ============



               (See Notes to Consolidated Financial Statements)

                     MICROFLUIDICS INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------



                                                Three months ended
                                                  March 31, 1999
                                          -----------------------------
                                              1999              1998
                                          -----------       -----------
                                                   (unaudited)

 Revenues                                 $ 2,597,122       $ 1,811,665
 Cost of goods sold                         1,665,532         1,026,531
                                          -----------       -----------
 Gross profit on revenues                     931,590           785,134


     Operating expenses:
        Research and development              239,373           152,203
        Selling                               597,498           447,259
        General and administrative            640,855           228,102
                                          -----------       -----------

     Total operating expenses               1,477,726           827,564



     Income (loss) from operations           (546,136)          (42,430)



     Interest income                            3,389            46,712
     Interest expense                          98,343



     Gain on sale of
       marketable securities                   11,864
                                          -----------

     Net income(loss)                     $  (629,226)      $     4,282
                                          ===========       ===========



     Basic Earnings Per Share
     Average shares outstanding:
      Basic                                 5,818,588         4,920,802

     Net Income (Loss) Per Share          $      (.11)      $       .00
                                          ===========       ===========


     Diluted Earnings Per Share
     Average shares outstanding: Diluted    5,818,588         5,044,102
     Net income (loss) per share          $      (.11)      $       .00
                                          ===========       ===========


               (See Notes to Consolidated Financial Statements)

                     MICROFLUIDICS INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                               Three months ended
                                                                     March 31,
                                                           ------------------------------
                                                               1999               1998
                                                           -----------        -----------
                                                           unaudited
Cash flows from (used in) operating activities:

Net income  (loss)                                         $  (629,226)       $     4,282
Reconciliation of net income to cash
  used by operating activities:
Depreciation and amortization                                  181,616             27,980
Gain on sales of fixed assets                                  (10,992)                 -

Bad debt expense                                                 3,500
Effects of changes in operating working
  capital items:
(Increase) decrease in trade and other
  receivables                                                  992,981           (195,575)
(Increase) decrease in inventories                             (22,975)           315,511
(Increase) decrease in prepaid expenses                        (12,730)           (79,242)
 Increase (decrease) in current liabilities                    (54,857)          (653,442)
                                                           -----------        -----------
                                                               447,317           (580,486)

Net cash provided by operating activities
Cash flows used in investing activities:
Proceeds from sales of fixed assets                             65,125
Excess of cost over assets purchased
(Goodwill)                                                      (5,988)
Purchase of capital equipment                                  (26,474)           (14,213)
                                                           -----------        -----------

Net cash used in investing activities                           32,663            (14,213)

Cash flows used in financing activities:
Payment of subordinated debt                                   (25,000)
Issuance of common stock at purchase date                                           9,915
 Paydown on Line of Credit                                    (362,334)                 -
 Issuance of common stock option agreements                      3,459                  -
 Treasury stock purchased                                       (7,620)                 -
                                                           -----------        -----------
 Net cash used in financing activities                        (391,495)             9,915
                                                           -----------        -----------

Net increase (decrease)in cash                                  88,485           (584,784)
                                                           -----------        -----------

Cash and cash equivalents at beginning of period               550,713          4,083,214

Cash and cash equivalents at end of period                 $   639,198        $ 3,498,430
                                                           ===========        ===========

                (See Notes to Consolidated Financial Statements)

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.  EARNINGS (LOSS) PER SHARE

     Basic Earnings (loss) per Share (EPS) is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

                    MICROFLUIDICS INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3. INVENTORY

     The components of inventories on the following dates were:

                           March 31, 1999   December 31, 1998
     Raw Material            $1,925,429         $1,875,881
     Work in Progress         1,287,509          1,075,711
     Finished Goods           1,260,963          1,499,334
                             ----------         ----------
     Total                   $4,473,901         $4,450,926
                             ==========         ==========

4. TAXES

     The Company has a federal net operating tax loss carryforward of approximately $3,844,000 and research and development tax credit carryforwards of approximately $188,000 expiring at various dates beginning in 2001 through 2018. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

     Based on the financial results known at December 31, 1998, the Company has established a full valuation allowance against a deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets.


5. NEW ACCOUNTING PRONOUNCEMENTS

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

6. COMPREHENSIVE INCOME

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                                 Three months ended
                                                       March 31
                                                 --------------------
                                                   1999        1998
                                                 --------      ------
     Other comprehensive income:
     Reclassification adjustment for gains
      included in net income                     $      0      $6,315
                                                 --------      ------
     Other comprehensive income                  $      0      $6,315
                                                 ========      ======

     The accumulated other comprehensive income balance is as follows at March 31, 1999.

                                             Unrealized loss
                                              on Securities
                                              -------------
                 Beginning balance                $10,080
                 Reclassification adjustment
                  for gains included in net
                  income                          (10,080)
                                                 --------
                 Ending balance                      $  0
                                                 ========


     These amounts have not been tax affected due to the availability of Net Operating Loss carryovers to offset the unrealized gains.


7. SUBORDINATED DEBT AND LINE OF CREDIT

     In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of two corporations. As part of the transaction, the Company delivered to the sellers, two subordinated promissory notes in the aggregate principal amount of $800,000; one for $300,000, and the other for $500,000. The $300,000 note has interest due quarterly, at 10% per annum, with principal payments of twelve equal installments of $25,000 each commencing on September 30, 2001. The $500,000 note has interest due quarterly at 10% per annum, with principal payments of twenty equal installments of $25,000 each commencing December 31, 1998.


     The Company originally borrowed $4,096,050 from Comerica Bank, its primary lender, in order to finance the purchase and payoff certain of the assumed liabilities. The revolving loan, security and ancillary agreements with Comerica Bank (the "Revolving Loan Agreement" provided up to

$5,000,000 in loans at a rate of prime minus 5/8% with monthly interest payments and the outstanding principal amount due on September 1, 2001. The line of credit was secured by substantially all the assets of the Company. The outstanding principal balance at March 31, 1999 and December 31, 1998 under the Revolving Loan Agreement was $3,985,448 and $4,347,782, respectively and currently bears interest at a rate of 7.125% per annum.

     In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of the Revolving Loan
Agreement. Accordingly, the Company reclassified all amounts due to current liabilities. On March 23, 1999, the Company's lender advised the Company that it was in default of the Revolving Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender also purported to reduce the line of credit to $4,000,000. Until May 7, 1999, the Company functioned under a standstill agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     On May 7, 1999, the Company and its lender executed a forebearance agreement to the Revolving Loan Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, management has developed and is executing a plan to return to profitability and positive cash flow. The plan includes renegotiating the terms of the Revolving Loan Agreement, if possible, seeking to obtain sufficient new capital or subordinated debt, manufacturing cost reduction programs, reductions in the number of personnel at all three Company locations, reduction in discretionary spending and salaries for key officers and combining the salesforce for all product lines.

     There can be no assurance that the Company will be successful in its attempt to execute its plan to return to profitability and positive cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     MICROFLUIDICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1. RESULTS OF OPERATIONS


     Total Company revenues for the quarter ended March 31, 1999 were $2,597,122, as compared to revenues of $1,811,665 for the three months ended March 31, 1998 representing an increase of $785,457, or 43%. The increase during this period is primarily due to the $1,511,000 in additional revenue generated by the Company's Epworth Mill and Morehouse-Cowles divisions during the first quarter, offset by a decrease in sales by the previously sole operating division of the Company, the Microfluidics division, of $725,000.

     For the Microfluidics division, North American sales for the three month period ended March 31, 1999 decreased to $839,173, a decrease of $269,928, or 24%, as compared to North American sales of $1,109,101 for the three months ended March 31, 1998. This decrease in North American sales was principally due to a decrease in the sale of machines compared to the three months ended March 31, 1998. Foreign sales were $246,932 for the three months ended March 31,1999 compared to $702,564 for the three months ended March 31, 1998, a decrease of approximately $456,000 or 65.0%. This decrease in foreign sales was due to a decrease in the sale of machines of approximately $544,000 compared to the three months ended March 31, 1998.

     Cost of goods sold for the three months ended March 31, 1999 was $1,665,532 or 64% of revenue, compared to $1,026,531 or 57% of revenue, for the three months ended March 31, 1998. The increase in cost of goods sold in absolute dollars for the three months ended March 31, 1999, reflects the increase in sales generated by the Epworth Mill and Morehouse-Cowles operating divisions of the Company, offset by a decrease in sales of machines by the Microfluidics division of the Company. For the Microfluidics division of the Company, for the three month period ended March 31, 1999, cost of goods sold was $407,521, or 38% of division sales, compared to $1,026,531 or 57% of sales for the three months ended March 31, 1998. The decrease in cost of goods sold was primarily due to reduced foreign sales and a decrease in large machine sales.

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

     Total operating expenses for the three months ended March 31, 1999 were $1,477,726, or 57% of revenue, as compared to $827,564, or 46% of revenue, for the three months ended March 31, 1998 which is an increase of $650,162 or 79%.

     Research and development expenses for the three months ended March 31, 1999 were $239,373 compared to $152,203 for the three months ended March 31, 1998, an increase of $87,170 or 57%. Excluding research and development expenses attributable to the new operating divisions of the Company that approximated $106,000, the decrease in research and development expenses was primarily due to a decrease in payroll costs of approximately $25,000.

     Selling expenses for the three months ended March 31, 1999 increased approximately $150,000 or 34%, compared to the three months ended March 31, 1998 from $447,259 to $597,498. For the three months ended March 31, 1999 excluding selling expenses of approximately $207,000 attributable to the new divisions of the Company, selling expenses decreased by approximately $57,000 from $447,259 to $390,607, due to a decrease in commissions of approximately $64,000.

     For the three months ended March 31, 1999, general and administrative expenses increased by approximately $413,000 from $228,101 to $640,855. Excluding expenses attributable to the new operating divisions of the Company of approximately $264,000 for the three months ended March 31, 1999, general and administrative expenses increased approximately $49,000 for the three months ended March 31, 1999 principally due to an increase in professional fees of approximately $34,000.

     Interest income for the three months ended March 31, 1999 decreased to $3,389 compared to $46,712 for the three months ended March 31, 1998, a decrease of approximately $43,000 or 92%. The decrease is due to a reduction in the amount of cash available to invest.

     The Company realized a gain on the sale of the Company's holdings in Cardiotech International, Inc. in the amount of $11,864 for the three month period ended March 31, 1999.

2. Liquidity and Capital Resources

     Prior to the acquisition of the Epworth Mill and Morehouse-Cowles divisions, the Company had financed its operations primarily through the use of cash and cash equivalents on hand, and cash flow from operations. The Company generated cash of $447,317 and used cash of $580,486 from operations for the three months ended March 31, 1999 and 1998 respectively. The Company's principal operating cash requirements were to fund its net loss and decreases in current liabilities, increase in inventories, and an increase in prepaid expenses, offset by decreases in trade and other receivables. For the first three months of 1998, this amount was principally the result of income from operations and a decrease in inventories, partially offset by a decrease in current liabilities, and an increase in trade and other receivables and prepaid expenses.


     The Company generated cash of $32,663 and utilized cash of $14,213 for investing activities for the three months ended March 31, 1999 and 1998, respectively. Net cash used for investing activities for the three months ended March 31, 1999 consisted primarily of the purchase of capital equipment. Net cash used for investing activities for the three months ended March 31, 1998 consisted of the purchase of capital equipment. As of March 31, 1999, the Company had no material commitments for capital expenditures.

     The Company used cash of $391,495 for financing activities for the three months ended March 31, 1999, consisting of payments on the line of credit, payments of subordinated debt, and the purchase of treasury stock. The Company generated cash of

$9,915 for the three months ended March 31, 1998, composed solely of the issuance of Common Stock pursuant to the exercise of stock options pursuant to the Company's employee stock purchase plan and stock option plan.

     As of March 31, 1999, the Company had $639,198 in cash and cash equivalents, compared to $550,713 as of December 31, 1998.

     In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of its Revolving Credit Loan Agreement with Comerica Bank ("Loan Agreement"). On March 23, 1999, the Comerica Bank advised the Company that the Company was in default of the Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender also purported to reduce the line of credit to $4,000,000. The Company had been functioning under a standstill agreement until May 7, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     On May 7, 1999, the Company and Comerica Bank executed a forbearance agreement (the "Forbearance Agreement") to the Loan Agreement, pursuant to which Comerica Bank agreed to forbear the Company's defaults until July 15, 1999 (the "Forbearance Period"), subject to earlier termination in certain circumstances. In addition, the line of credit under the Loan Agreement was reduced from $5,000,000 to $4,000,000, of which $1,000,000 represents an over-formula amount (the "Over-Formula Amount"). The interest rate under the Loan Agreement is the prime rate (as defined in the Loan Agreement) plus one percent. The Company has also agreed to pay the lender each month an "over-formula fee" of eight percent of the Over-Formula Amount. To induce Comerica Bank to enter into the Forbearance Agreement, the Company agreed to use its best efforts to procure sufficient new capital or subordinated debt on reasonable terms and conditions in order to eliminate the Over-Formula Amount and to prevent any further defaults. The Company and Comerica Bank have also agreed to work toward an extension of the Forbearance Period. There can be no assurance that the Company and Comerica will enter into an extension to the Forbearance Period or that such extension will be on terms suitable to the Company. There can also be no assurance that the Company will be able to raise sufficient new capital or subordinated debt on reasonable terms or at all.


     Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next six months, provided the line of credit is maintained with the lender.

     In view of the fact that the above financial results reflect the combined operations of the Company only for the period January 1, 1999 to March 31, 1999, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

3. NASDAQ DELISTING

     The Company was advised on April 22, 1999 that the Nasdaq Listings Qualifications Panel determined to delist the Company's common stock from the Nasdaq National Stock market effective with the close of business April 22, 1999.

     This delisting decision means that the Company's securities will now trade on the OTC Bulletin Board of the over-the-counter market. The delisting may make it more difficult to trade in the Company's common stock or to liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.


4. New Accounting Pronouncements

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

Strategic plan

     The Company has been engaged in an assessment of its internal information technology systems. The Company contacted providers of its internal technology systems and it was determined that, because its computer applications use four digits to identify a year in the field date, the Company's information technology systems were in fact internally compliant with Year 2000 requirements. The Company had reviewed proposals for a full compliance audit of the Company's network systems and its components. Such an audit had been completed on the network systems and applications. As a result of the audit, the Company has begun implementation of a plan to replace its current network hardware and operating system. Although the Company expected to have all system-wide applications fully compliant by April 30, 1999, due to unanticipated delays, the Company now expects to have all system-wide applications fully compliant by September 30, 1999. With respect to the Company's non-information technology systems, the Company is aware that some of the equipment that the Company leases may not be Year 2000 compliant. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk associated with its non-compliant non-information technology systems and has not yet formulated a plan for remediating such problems.

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

     The initial stage included the distribution of inquiry letters to its most significant third parties. The Company is now in the process of completing a subsequent internal evaluation of the responses received. Upon learning that certain third parties. are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments, and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage - implementation, in which the Company would correct and/or replace any vendors or vendor software that is not Year 2000 compliant, as soon as it is feasible.

Costs

     There have been no historical costs incurred to date by the Company related to Year 2000 compliance. As stated above, the Company expects to complete its Year 2000 strategic plan by the end of the third quarter of 1999. The total cost of implementing the plan is not expected to exceed $75,000. Any costs associated with such plan have been incorporated into the Company's 1999 budgeting process. In addition while the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it interacts.


Risks

     Until the implementation stage of the Company's strategic plan is complete, the Company cannot accurately assess the potential risks associated with non-compliance of its non-information technology systems or external third parties. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk.


Contingency Plan

     At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan based on the results of its year 2000 compliance strategic plan.


6. BUSINESS OUTLOOK

     The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's liquidity, the ability of the Company to enter into an extension of the Forbearance Period, the ability of the Company to raise sufficient new capital or subordinate debt and the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to actions of the Company's current and future lenders, the failure of the Company to meet its obligations under the Forbearance Agreement, the failure of the Company to successfully negotiate an extension to the Forbearance Agreement on commercially reasonable terms, if at all, or to enter into a new credit facility on acceptable terms, if at all; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry, which has historically negatively affected the company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; and general economic conditions.

                     MICROFLUIDICS INTERNATIONAL CORPORATION

                           PART II- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 11   Statement regarding computation of Per Share Earnings


          Exhibit 27   Financial Data Schedule

     (b) The Registrant did not file any Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MICROFLUIDICS INTERNATIONAL CORPORATION



                                 /s/ Michael A. Lento
                                 --------------------------
                                 Michael A. Lento
                                 President and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)



Date: May 24, 1999

                                 EXHIBIT INDEX


  Exhibit                  Description
  -------                  -----------



     11   Statement regarding computation of per share earnings.




     27   Financial Data Schedule