Form 10-Q
period 1999-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1999-08-16
CIK 723889

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

         (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________


                        Commission file number 0-11625
                        ------------------------------

                               MFIC CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)

          Delaware                                          04-2793022
          --------                                          ----------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

          30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts 02464
          -----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (617)969-5452
                                 -------------
             (Registrant's Telephone Number, Including Area Code)

                    Microfluidics International Corporation
                  -------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No __
                                        -

Registrant had 6,061,304 shares of Common Stock, par value $.01 per share, outstanding on August 8, 1999.

                               MFIC CORPORATION
                               ----------------
                                     INDEX
                                     -----

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of June 30,                   3
               1999 (unaudited) and December 31, 1998

               Consolidated Statements of Income (loss)                     6
               for the three and six months ended
               June 30,1999 and June 30,1998 (unaudited)

               Consolidated Statements of Cash Flows for                    7
               six months ended June 30, 1999
               and June 30, 1998 (unaudited)

               Notes to Consolidated Financial Statements                   8

          ITEM 2.   Management's Discussion and Analysis of                12
                    Financial Condition and Results of
                    Operations

PART II.  OTHER INFORMATION

          ITEM 4.   Submission of matters to a vote of                     21
                    security holders

          ITEM 6.   Exhibits and Reports on Form 8-K                       22

                    Signatures                                             23

                    Exhibit Index                                          24

                         PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

                               MFIC CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                   June 30, 1999   December 31,1998
                                   --------------  -----------------
                                     (unaudited)
ASSETS
Cash and cash equivalents             $  173,872         $  550,713
Marketable securities                                        10,080
Accounts receivable(less
allowance for doubtful accounts
of $63,138 and $100,000 at June
30, 1999 and December 31, 1998,
respectively)                          2,208,443          2,284,840
Other receivables                         25,847             84,845
Accounts Receivable-
Related party                             19,000             24,417
Inventory                              4,322,418          4,450,926
Prepaid expenses                         232,108            164,528
                                      ----------         ----------
 Total current assets                  6,981,688          7,570,349
Equipment and leasehold
improvements, at cost

 Furniture, fixtures and
 office equipment                        443,361            436,447
 Machinery and equipment                 838,833            893,388
 Leasehold improvements                  310,563            310,563
                                      ----------         ----------
                                       1,592,757          1,640,398
 Less:accumulated
 depreciation
 and amortization                       (752,811)          (644,065)
                                      ----------         ----------
                                         839,946            996,333
Goodwill (net of accumulated
amortization of $354,329 at
June 30, 1999, and $154,329
at December 31, 1998,
respectively)                          5,830,356          6,010,130

Patents, licenses and other
intangible assets (net of
accumulated amortization of
$445,429 at June 30, 1999 and
$423,470 at
December 31, 1998,respectively)          101,251           123,210
                                     -----------       -----------
          Total assets               $13,753,241       $14,700,022
                                     ===========      ============

               (See notes to consolidated financial statements)

                               MFIC CORPORATION

                    ---------------------------------------

                                               June 30, 1999   December 31,1998
                                               -------------   ----------------
                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
     expenses                                    $ 1,565,212      $ 1,179,163
Accrued compensation                                 104,989          177,155
Customer advances                                    354,834          166,136
Current portion of long term debt                    150,000          125,000
Line of credit                                     3,616,751        4,347,782
                                                 -----------      -----------

     Total current liabilities                     5,791,786        5,995,236

Long-term debt, net of
current portion                                      625,000          675,000
Stockholders' equity
Common Stock, par value $.01 per
share, 20,000,000 shares authorized;
6,061,307 and 6,056,983 shares
issued and outstanding at June 30,
1999 and at December 31,1998
respectively                                          60,613           60,570
Additional paid-in-capital                        12,494,839       12,491,423
Accumulated deficit                               (4,544,890)      (3,865,800)
Accumulated other comprehensive
income                                                                 10,080
Less: Treasury Stock, at cost,
     242,719 and 235,219 shares at June 30,
     1999 and December 31,
     1998 respectively                              (674,107)        (666,487)
                                                 -----------      -----------

      Total stockholders' equity                   7,336,455        8,029,786
                                                 -----------      -----------

      Total liabilities and
      stockholders' equity                       $13,753,241      $14,700,022
                                                 ===========      ===========

               (See notes to consolidated financial statements)

                                MFIC CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    ----------------------------------------

                               Three months ended               Six months ended
                                      June 30,                      June 30,
                               -------------------------      ------------------------
                                 1998            1999            1998          1999
                               --------        ---------      ---------     ----------
                                     (unaudited)                    (unaudited)
Revenues                       $    1,732,309   $  3,342,517   $ 3,543,974   $ 5,939,639
Cost of goods sold                    709,461      1,816,335     1,735,992     3,481,867
                               --------------   ------------   -----------   -----------
Gross profit on
revenues                            1,022,848      1,526,182     1,807,982     2,457,772

Operating expenses:
Selling                               415,661        711,815       862,920     1,309,313
Research and
development                           192,700        195,826       344,903       435,199
General and
administrative                        364,104        559,982       592,206     1,200,837
                               --------------   ------------   -----------   -----------
Total operating
expenses                              972,465      1,467,623     1,800,029     2,945,349

Income (loss) from
operations                             50,383         58,559         7,953      (487,577)

Interest income                        37,884          2,434        84,596         5,823
Gain on sale of
marketable securities                                                             11,864
Interest expense                                    (110,857)                   (209,200)

Net Income (Loss)              $       88,267       ($49,864)  $    92,549    ($ 679,090)
                               ==============   ============   ===========   ===========

Basic Earnings per share:
Average shares
outstanding: basic                  4,925,390      5,816,930     4,923,180     5,816,426
Net income (loss) per
share                          $          .02   $       (.01)  $       .02   $      (.12)
                               ==============   ============   ===========   ===========

Diluted Earnings per share:
Average shares
outstanding: diluted                5,023,410      5,816,930     5,025,620     5,816,426
Net income (loss) per
share                          $          .02   $       (.01)  $       .02   $      (.12)
                               ==============   ============   ===========   ===========

                (See notes to consolidated financial statements

                               MFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                      Six months ended
                                                                      ----------------
                                                                          June 30,
                                                                      1998       1999
                                                                      ----       ----
 Cash flows from (used in)operating activities:
 Net income (Loss)                                                 $    92,549  ($679,090)
 Reconciliation of net income to cash used by
   operating activities:
   Depreciation and amortization                                        54,960    352,676
   Gain on sale of fixed assets                                                   (30,722)
   Bad debt expense (income)                                            15,000    (36,862)

 Effects of changes in operating working capital items:

  Trade and other receivables                                         (115,368)   177,674
   Inventories                                                         273,230    128,508
   Prepaid expenses                                                    (69,112)   (67,580)
   Current liabilities                                                (612,740)   502,581
                                                                   -----------  ---------

Net cash(used by) provided by operating
activities:                                                           (361,481)   347,185
Cash flows used in investing activities:
 Proceeds from sale of fixed assets:                                              102,730

 Purchase of capital equipment                                         (48,844)   (46,338)
                                                                   -----------  ---------
 Net cash from (used in)
 investing activities                                                  (48,844)    56,392
 Cash flows from (used in) financing activities:
 Excess of cost over assets purchased (Goodwill)                                  (20,226)
 Proceeds from issuance of Common Stock                                 32,583      3,459
 Treasury stock purchased                                                          (7,620)
 Paydown of subordinated debt                                                     (25,000)
 Paydown on line of credit                                                       (731,031)
                                                                   -----------  ---------
 Net cash from used in financing activities                             32,583   (780,418)

 Net increase (decrease)in cash                                       (377,742)  (376,841)
 Cash and cash equivalents at beginning
 of period                                                           4,083,214    550,713
                                                                   -----------  ---------
 Cash and cash equivalents at end
 of period                                                         $ 3,705,472   $173,872
                                                                   ===========  =========

               (See notes to consolidated financial statements)

                               MFIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income
(loss)available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

                               MFIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   INVENTORY

     The components of inventories on the following dates were:

                         June 30, 1999   December 31, 1998
     Raw Material         $1,969,966     $1,875,881
     Work in Progress      1,184,939      1,075,711
     Finished Goods        1,167,513      1,499,334
                          ----------     ----------
     Total                $4,322,418     $4,450,926
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

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's quarter ended March 31, 2001. SFAS No. 133 significantly modifies accounting and reporting Standards for derivatives and hedging activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.

6.   COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three and six months ended June 30 and March 31, 1999 and 1998 are as follows:

                                             Three and six months ended
                                                 June 30      March 31

                                             1999    1998    1999    1998
Other comprehensive income:
Reclassification adjustment for gains
Included in net income                       $    0  $6,315  $    0  $6,315
                                             ------  ------  ------  ------

Other comprehensive income                   $    0  $6,315  $     0 $6,315
                                             ======  ======  ======= ======

The accumulated other comprehensive income balance is as follows at June 30, 1999.

                                        Unrealized loss
                                        On Securities


     Beginning balance                  $ 10,080
     Reclassification adjustment
     for gains included in net
     Income                              (10,080)
                                        --------

     Ending balance                     $      0
                                        ========

These amounts have not been tax affected due to the availability of Net Operating Loss carryforwards to offset the unrealized gains.

7.   SUBORDINATED DEBT AND LINE OF CREDIT

     In August 1998, the Company purchased substantially all of the assets and assumed certain liabilities of two corporations. As part of the transaction, the Company delivered to the sellers two subordinated promissory notes in the aggregate principal amount of $800,000; one for $300,000 and the other for $500,000. The $300,000 note has interest due quarterly, at 10% per annum, with principal payments of twelve equal installments of $25,000 each, commencing on September 30, 2001. The $500,000 note has interest due quarterly at 10% per annum, with principal payments of twenty equal installments of $25,000, each commencing December 31, 1998.

     The Company originally borrowed $4,096,050 from Comerica Bank, its primary lender, in order to finance the purchase and payoff certain of the assumed liabilities. The revolving loan, security and ancillary agreements with Comerica Bank (the "Loan Agreement") provided up to $5,000,000 in loans at a rate of prime minus 5/8% with monthly interest payments and the outstanding principal amount due on September 1, 2001. The line of credit was secured by substantially all the assets of the Company. The outstanding principal balance at December 31, 1998 under the Loan Agreement was $4,347,782 and bore interest at a rate of 7.125% per annum. The outstanding principal balance at June 30, 1999 was $3,616,751, and bore interest at a rate of 9% per annum.

     In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of the Loan Agreement. Accordingly, the Company reclassified all amounts due to current liabilities. On March 23, 1999, the Company's lender advised the Company that it was in default of the Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender also purported to reduce the line of credit to $4,000,000. Until May 5, 1999, the Company functioned under a standstill agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     On May 5, 1999, the Company and its lender executed a forbearance agreement (the "Forbearance Agreement") to the Loan Agreement. The interest rate under the Forbearance Agreement is the prime rate plus 1%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, management has developed and is executing a plan to return to profitability and positive cash flow. The plan includes renegotiating the terms of the Loan Agreement, if possible, seeking to obtain sufficient new capital or subordinated debt, manufacturing cost reduction programs, reductions in the number of personnel at all three Company locations, reduction in discretionary spending and salaries for key officers and combining the salesforce for all product lines. On July 28, 1999, the Company and Comerica Bank executed an extension to the Forbearance Agreement with essentially the same terms, except that the line of credit has been reduced initially from $4,000,000 to $3,900,000, with further reductions of $10,000 per week until the Forbearance Agreement expires on September 30, 1999.

     There can be no assurance that the Company will be successful in its attempt to execute its plan to return to profitability and positive cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               MFIC CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

As discussed in Note 7 to these financial statements, in August, 1998, the Company acquired the assets and assumed certain liabilities of two businesses, Morehouse-COWLES and Epworth Manufacturing Company. These acquisitions were accounted for as a purchase. Accordingly, in the accompanying financial statements, the results of operations and cash flows include Morehouse-COWLES and Epworth Manufacturing for the 1999 periods but do not include them for the 1998 comparative periods.

Total Company revenues for the quarter ended June 30, 1999 were $3,342,517,as compared to revenues of $1,732,309 in the corresponding period last year, representing an increase of $1,610,208, or 93%. For the six month period ended June 30, 1999, revenues increased $2,395,665, or 68%, to $5,939,639 from
$3,543,974 for the first six months of 1998. The increase in revenue for the three months ended June 30, 1999 is primarily due to the $1,919,000 in additional revenue generated by the Company's Epworth Mill and Morehouse-COWLES Divisions, divisions that the Company did not acquire until the third quarter of 1998, offset by a decrease in sales by the previously sole operating division of the Company, the Microfluidics Division of $309,000. The increase in revenue for the six month period ended June 30, 1999 is due to the $3,430,000 in additional revenues generated by the Company's Epworth Mill and Morehouse-COWLES divisions, offset by a decrease in sales by the previously sole operating division of the Company, the Microfluidics Division, of approximately $1,034,000.

For the Microfluidics Division, North American sales for the three month period ended June 30, 1999 decreased to $992,479, a decrease of $156,224, or 14%, as compared to North American sales of $1,148,703 for the three months ended June 30, 1998. This decrease in North American sales was principally due to a decrease in the sale of machines compared to the three months ended June 30, 1998. Foreign sales were $431,101 for the three months ended June 30, 1999 compared to $583,606 for the three months ended June 30, 1998, a decrease of approximately $153,000, or 26%. This decrease in foreign sales was due to a decrease in the sale of machines.

For the Microfluidics Division, North American sales for the six month period ended June 30, 1999 decreased to $1,831,652, a decrease of $426,152, or 19% as compared to North American sales of $2,257,804 for the six months ended June 30, 1998. This decrease in North American sales was principally due to a decrease in the sale of machines compared to the six months ended June 30, 1998. Foreign sales were $678,033 for the six months ended June 30, 1999 compared to $1,286,170 for the six months ended June 30, 1998, a decrease of approximately $608,000 or 47%. This decrease in foreign sales was due to a decrease in the sale of machines.

Cost of goods sold for the three months ended June 30, 1999 was $1,816,335, or 54% of revenue, compared to $709,461, or 41% of revenue, for the same period last year. For the six month period ended June 30, 1999, cost of goods sold increased to $3,481,867, or 59% of revenue, from $1,735,992 or 49% of revenue, for the comparable period in 1998.

The increase in cost of goods sold in absolute dollars for the three months ended June 30, 1999, reflects the increase in sales generated by the Epworth Mill and Morehouse-COWLES operating divisions of the Company, offset by a decrease in sales of machines by the Microfluidics Division of the Company. For the Microfluidics Division of the Company, for the three month period ended June 30, 1999, cost of goods sold was $539,259, or 38% of division sales, compared to $709,461 or 41% of sales for the three months ended June 30, 1998. The decrease in cost of goods sold was primarily due to reduced machine sales in both North America and Europe.

The increase in cost of goods sold in absolute dollars for the six months ended June 30, 1999, reflects the increase in sales generated by the Epworth Mill and Morehouse-COWLES operating divisions of the Company, offset by a decrease in sales of machines by the Microfluidics Division of the Company. For the Microfluidics Division of the Company, for the six month period ended June 30, 1999, cost of goods sold was $946,780 or 38% of division sales, compared to $1,735,992 or 49% of sales for the six months ended June 30, 1998. The decrease in cost of goods sold was due to reduced machine sales in both Europe and North America.

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

Total operating expenses for the three months ended June 30, 1999 were $1,467,623 or 44% of revenue, as compared to $972,465 or 56% of revenue for the same period last year, which is an increase of $495,158 or 51%. Operating expenses for the six months ended June 30, 1999 were $2,945,349 or 50% of revenue, as compared to $1,800,029 or 51% of revenue, for the same period last year, an increase of $1,145,320 or 64%.

Research and development expenses for the three months ended June 30, 1999 were $195,826 compared to $192,700 for the three months ended June 30, 1998, an increase of $3,126 or 2%. Excluding research and development expenses attributable to the new operating divisions of the Company that approximated $79,000, the decrease in research and development expenses was primarily due to a decrease in payroll costs of approximately $34,000 and design development expenses of approximately $21,000.

Research and development expenses for the six months ended June 30, 1999 were $435,199 compared to $344,903 for the six months ended June 30, 1998, an increase of $90,296 or 26%. Excluding design development expenses attributable to the new operating divisions of the company that approximated $186,000, the decrease in research and development expenses was primarily due to decreases in payroll costs of approximately $59,000, and research and development costs of approximately $21,000.

Selling expenses for the three months ended June 30, 1999 increased $296,154 or 71%, compared to the three months ended June 30, 1998, from $415,661 to $711,815. For the three months ended June 30, 1999, excluding selling expenses of approximately $228,000 attributable to the new divisions of the Company, selling expenses increased by approximately $68,000 from $415,661 to $483,666 due primarily to commissions of approximately $64,000.

Selling expenses for the six months ended June 30, 1999 increased approximately $446,000 or 52% compared to the six months ended June 30, 1998, from $862,920 to $1,309,313. For the six months ended June 30, 1999, excluding selling expenses of approximately $435,000 attributable to the new divisions of the Company, selling expenses increased by approximately $11,000, from $862,920 to $874,273.

For the three months ended June 30, 1999, general and administrative expenses increased by approximately $196,000, or 54%, from $364,104 to $559,982. Excluding expenses attributable to the new operating divisions of the Company of approximately $200,000 for the three months ended June 30, 1999, general and administrative expenses decreased by approximately $4,000 for the three months ended June 30, 1999, principally due to amortization of Goodwill of $100,000 and an increase in professional fees of approximately $16,000, offset by a decrease in corporate overhead of approximately $116,000.

For the six months ended June 30, 1999, general and administrative expenses increased by approximately $609,000, or 103%, from $592,206 to $1,200,837.
Excluding expenses attributable to the new operating divisions of the Company of approximately $464,000 for the three months ended June 30, 1999, general and administrative expenses increased approximately $145,000 for the six months ended June 30, 1999 principally due to the amortization of Goodwill of $200,000, an increase in professional fees of approximately $50,000, offset by a decrease in corporate overhead of $116,000.

Interest income for the three months ended June 30, 1999 decreased to $2,434 compared to $37,884 for the three months ended June 30, 1998, a decrease of approximately $35,000 or 94%. The decrease is due to a reduction in the amount of cash available to invest.

Interest income for the six months ended June 30, 1999 decreased to $5,823 compared to $84,596 for the six months ended June 30, 1998, a decrease of approximately $79,000 or 93%. The decrease is due to a reduction in the amount of cash available to invest.

Interest expense in 1999 is due entirely to indebtedness under the subordinated promissory notes and line of credit incurred in August 1998 in connection with the acquisitions of Morehouse-COWLES and Epworth Manufacturing.


2.   LIQUIDITY AND CAPITAL RESOURCES

Prior to the acquisition of the Epworth Mill and Morehouse-COWLES Divisions, the Company had financed its operations primarily through the use of cash and cash equivalents on hand and cash flows from operations. The Company generated cash of $347,185 and utilized cash of $361,481 from operations for the six months ended June 30, 1999 and 1998, respectively. For the first six months of 1999, this amount was principally the result of funding the Company's net loss from operations, (net of depreciation and amortization), an increase in current liabilities, and decreases in inventories and trade and other receivables, offset by an increase in prepaid expenses. For the first six months of 1998, this amount was principally the result of net income from operations, a decrease in current liabilities and a decrease in inventories, offset by an increase in trade and other receivables.

The Company generated cash of $56,392 and utilized cash of $48,844 for investing activities for the six months ended June 30, 1999 and 1998, respectively. Cash generated for 1999 reflected the sale of fixed assets. Net cash used for investing activities in each period related to the purchase of capital equipment. As of June 30, 1999, the Company had no material commitments for capital expenditures.

For financing activities, the Company used cash of $780,418 for the six months ended June 30,1999, consisting primarily of payments on the line of credit, payments of subordinated debt, and the purchase of treasury stock. The Company generated cash from financing activities from the issuance of Common Stock of $32,583 in 1998 pursuant to the exercise of stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan.

The cash and cash equivalents balance of the Company was $173,872 at June

30, 1999, a decrease of $376,841 from the December 31, 1998 balance of $550,713.

In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of its Revolving Credit Loan Agreement with Comerica Bank ("Loan Agreement"). On March 23, 1999, Comerica Bank advised the Company that the company was in default of the Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender also purported to reduce the line of credit to $4,000,000. The Company had been functioning under a standstill agreement until May 5, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.

On May 5, 1999, the Company and Comerica Bank executed a forbearance agreement (the "Forbearance Agreement") to the Loan Agreement, pursuant to which Comerica Bank agreed to forbear the Company's defaults until July 15, 1999 (the "Forbearance Period"), subject to earlier termination in certain circumstances. In addition, the line of credit under the Loan Agreement was reduced from $5,000,000 to $4,000,000, of which $1,000,000 represents an over-formula amount (the "Over-Formula Amount"). The interest rate under the Loan Agreement is the prime rate (as defined in the Loan Agreement) plus one percent. The Company has also agreed to pay the lender each month an "over-formula fee" of annualized eight percent of the Over-Formula Amount. To induce Comerica Bank to enter into the Forbearance Agreement, the Company agreed to use its best efforts to procure sufficient new capital or subordinated debt on reasonable terms and conditions in order to eliminate the Over-Formula Amount and to prevent any further defaults. On July 28, 1999 the Company and Comerica Bank agreed to an extension of the Forbearance Period until September 30, 1999. The Over-Formula Amount was reduced to $900,000 initially, with further reductions of $10,000 per week. There can be no assurance that the Company and Comerica Bank will enter into any further extensions to the Forbearance Period or that such extension will be on terms suitable to the Company. There can also be no assurance that the Company will be able to raise sufficient new capital or subordinated debt on reasonable terms or at all.

On July 2, 1999, the Company and Irwin J. Gruverman, the Company's Chairman of the Board and Chief Executive Officer entered into an agreement whereby the Company has the right, until October 1, 1999, to sell to Mr. Gruverman, and Mr. Gruverman has the obligation to purchase from the Company, $300,000 of the Company's Common Stock or such lesser amount as the Board of Directors of the Company may determine to sell, at a purchase price equal to $0.42 per share (Eighty percent (80%) of the average closing price of the Company's Common Stock over the thirty trading days prior to July 2, 1999.) Mr. Gruverman, in his sole discretion, has the option to purchase a lesser amount of shares of Common Stock, but in no event less than $250,000 of shares. The Company's right to exercise this right is conditioned upon the Company's prior or simultaneous closing of a credit facility with an institutional lender or lenders in an amount providing advance formula availability of not less than $4.3 million, or such lesser amount as Mr. Gruverman shall reasonably deem to be adequate and sufficient for the Company's projected financial needs.

As consideration for Mr. Gruverman's obligation, the Company granted Mr. Gruverman a common stock purchase warrant to purchase 100,000 shares of the Company's Common Stock at $0.52 per share (the average closing price of the Company's Common Stock over the thirty trading days prior to July 2, 1999). The warrant expires on July 2, 2004.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next six months, provided the line of credit is maintained with the lender or alternative financing is available.

In view of the fact that the above financial results reflect the combined operations of the Company only for the period January 1, 1999 to June 30, 1999, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's quarter ended March 31, 2001. SFAS No. 133 significantly modifies Accounting and Reporting Standards for derivatives and hedging activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.

4.   YEAR 2000 DISCLOSURE

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

The initial stage included the distribution of inquiry letters to its most significant third parties. The Company is now in the process of completing a subsequent internal evaluation of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage - implementation, in which the Company would correct and/or replace any vendor software that is not Year 2000 compliant, as soon as it is feasible.

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

5.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's liquidity, the ability of the Company to enter into an extension of the Forbearance Period, the ability of the Company to raise sufficient new capital or subordinated debt and the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to actions of the Company's current and future lenders, the failure of the Company to meet its obligations under the Forbearance Agreement, the failure of the Company to successfully negotiate an extension to the Forbearance Agreement on commercially reasonable terms, if at all, or to enter into a new credit facility on acceptable terms, if at all; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; and general economic conditions.

                               MFIC CORPORATION
                          PART II- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 25, 1999, the Company held its annual meeting of its stockholders. The following matters were voted on at the annual meeting:

     1. The election of, Irwin J. Gruverman, Vincent B. Cortina, Michael A. Lento and James N. Little, as directors of the Company;

     2. A proposal to amend the Company's Certificate of Incorporation to change the name of the Company from Microfluidics International Corporation to MFIC Corporation.

     3. A proposal to increase by 150,000 shares the aggregate number of shares reserved for issuance under the Company's 1986 Employee Stock Purchase Plan.

     4. The ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 1999.

     The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

     Matter                        For       Against   Abstain   Broker Nonvotes
     -----                         ---       -------   -------   ---------------
Election of Mr. Gruverman       4,620,040   1,080,773       N/A       N/A

Election of Mr. Cortina         5,043,719     663,094       N/A       N/A

Election of Mr. Lento           4,593,348   1,113,465       N/A       N/A

Election of Mr. Little          5,043,719     663,094       N/A       N/A

Proposal to amend Company's
Certificate of Incorporation    5,583,384     138,359    14,570       N/A

Proposal to increase
Number of Shares reserved
for Employee Stock
Purchase Plan.                  5,380,368     282,711    43,734       N/A

Appointment of Deloitte &
Touche LLP                      5,221,779      27,071   457,963       N/A

                               MFIC CORPORATION
                          PART II- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 10.1 Forbearance agreement between the Registrant and Comerica Bank dated May 5, 1999.

          Exhibit 11  Statement regarding computation of Per Share Earnings

          Exhibit 27 Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MFIC CORPORATION



                              /s/ Michael A. Lento
                              ---------------------
                              Michael A. Lento
                              President and Treasurer
                              (Principal Financial and Accounting Officer)

Date: August 16, 1999

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------

10.1 Forbearance Agreement by and between the Registrant and Comerica Bank dated May 5, 1999.

11                  Statement regarding computation of per share earnings.


27                  Financial Data Schedule