Form 10-Q
period 1999-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 1999-11-15
CIK 723889

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________to___________


                        Commission file number 0-11625
                        ------------------------------



                               MFIC CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)



            Delaware                                   04-2793022
            --------                                   ----------
  (State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)


     30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts    02464
     -----------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)



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

Registrant had 6,061,304 shares of Common Stock, par value $.01 per share, outstanding on November 12, 1999.

                               MFIC CORPORATION
                               ----------------

                                     INDEX
                                     -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of September 30,                3
               1999 (unaudited) and December 31, 1998

               Consolidated Statements of Income (Loss)                       6
               for the three and nine months ended
               September 30,1999 and September 30,1998
               (unaudited).

               Consolidated Statements of Cash Flows for                      7
               nine months ended September 30, 1999 and September 30,1998 (unaudited)

               Notes to Consolidated Financial Statements                     8

          ITEM 2.   Management's Discussion and Analysis of                  12
                    Financial Condition and Results of
                    Operations

          ITEM 3.   Quantitative and Qualitative Disclosures                 21
                    About Market Risk


PART II.  OTHER INFORMATION

          ITEM 2.  Changes in Securities and Use of Proceeds                 22

          ITEM 6.  Exhibits and Reports on Form 8-K                          22

                   Signatures                                                23

                   Exhibit Index                                             24

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                               MFIC CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                          September 30, 1999    December 31,1998
                                          ------------------    ----------------
                                              (unaudited)

ASSETS

Cash and cash equivalents                     $  180,536           $  550,713
Marketable securities                                                  10,080
Accounts receivable (less allowance
for doubtful accounts of $65,321 and
$100,000 at September 30, 1999 and
December 31,1998, respectively)                2,594,541            2,284,840
Other receivables                                 21,583               84,845

Accounts Receivable-
Related party
                                                  18,462               24,417
Inventory                                      4,163,677            4,450,926
Prepaid expenses                                 296,530              164,528
                                              ----------           ----------
     Total current assets                      7,275,329            7,570,349

Equipment and leasehold improvements,
at cost
     Furniture, fixtures and
     office equipment                            441,104              436,447
     Machinery and equipment                     853,250              893,388
     Leasehold improvements                      310,563              310,563
                                              ----------           ----------
                                               1,604,917            1,640,398

     Less: accumulated
     depreciation and amortization              (820,063)            (644,065)
                                              ----------           ----------
                                                 784,854              996,333

Goodwill (net of accumulated amortization of
$454,329 at September 30, 1999 and $154,329
at December 31, 1998, respectively)             5,730,236          6,010,130

Patents, licenses and other intangible
assets (net of accumulated amortization of
$456,409 at September 30, 1999 and $423,470
at December 31, 1998, respectively)                90,271            123,210
                                               ----------         ----------
     Total assets                             $13,880,690        $14,700,022
                                              ===========        ===========

     (See notes to consolidated financial statements)

                               MFIC CORPORATION

                    ---------------------------------------


                                            September 30, 1999 December 31, 1998
                                            ------------------ -----------------
                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
     expenses                                   $1,658,228         $1,179,163
Accrued compensation                                98,804            177,155
Customer advances                                  466,840            166,136
Current portion of long term debt                  175,000            125,000
Line of credit                                   3,624,266          4,347,782
                                                ----------         ----------
     Total current liabilities                   6,023,138          5,995,236

Long-term debt, net of
current portion                                    600,000            675,000
Stockholders' equity Common Stock,
par value $.01 per share, 20,000,000
shares authorized; 6,061,307 and
6,056,983 shares issued and outstanding
at September 30, 1999 and at December 31,
1998, respectively                                  60,613             60,570
Additional paid-in-capital                      12,494,839         12,491,423
Accumulated deficit                             (4,623,793)        (3,865,800)
Accumulated other comprehensive
income                                                                 10,080
Less: Treasury Stock, at cost, 242,719 and
      235,219 shares at September 30, 1999
      and December 31, 1998, respectively         (674,107)          (666,487)
                                                ----------         ----------

      Total stockholders' equity                 7,257,552          8,029,786
                                                ----------         ----------

     Total liabilities and
     stockholders' equity                      $13,880,690        $14,700,022
                                               ===========        ===========

     (See notes to consolidated financial statements)

                               MFIC CORPORATION


                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------


                                                       Three months ended            Nine months ended
                                                           Sept. 30,                     Sept. 30,
                                                   -------------------------     -------------------------
                                                      1999           1998           1999           1998
                                                   ----------     ----------     ----------     ----------
                                                          (unaudited)                   (unaudited)
Revenues                                           $3,692,425     $2,306,310     $9,632,064     $5,855,284
Cost of goods sold                                  1,999,434      1,319,856      5,481,301      3,055,848
                                                   ----------     ----------     ----------     ----------
Gross profit on revenues                            1,692,991        986,454      4,150,763      2,799,436
  Operating expenses:
  Selling                                             740,862        617,728      2,050,175      1,480,648
  Research and development                            246,096        271,126        681,295        616,029
  General and administrative                          665,099        457,030      1,865,936      1,049,236
                                                   ----------     ----------     ----------     ----------
  Total operating expenses                          1,652,057      1,345,884      4,597,406      3,145,913

  Income (Loss) from operations                        40,934       (359,430)      (446,643)      (346,477)

  Interest income                                       1,514         36,376          7,337        115,972
  Gain on sale of marketable securities                                              11,864
  Interest expense                                   (121,351)       (40,904)      (330,551)       (40,904)
                                                   ----------     ----------     ----------     ----------

  Net Income (Loss)                                $  (78,903)    $ (363,958)    $ (757,993)    $ (271,409)
                                                   ==========     ==========     ==========     ==========

  Basic earnings per share:
  Average shares outstanding: basic                 5,818,588      5,032,189      5,818,588      5,129,015

  Net income (loss) per share                           $(.01)         $(.07)         $(.13)         $(.05)
                                                        =====          =====          =====          =====
  Diluted earnings per share:
  Average shares outstanding: diluted               5,818,588      5,032,189      5,818,588      5,129,015
  Net income (loss) per share                           $(.01)         $(.07)         $(.13)         $(.05)
                                                        =====          =====          =====         =====

                (See notes to consolidated financial statements)

                               MFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                         Nine months ended
                                                    ---------------------------
                                                             Sept. 30,
                                                       1999           1998
                                                    -----------    -----------
Cash flows from (used in)operating activities:
Net income (Loss)                                   $  (757,993)   $  (271,409)
Reconciliation of net income to cash used by
 operating activities:
 Depreciation and amortization                          521,086        161,651
 Gain on sale of fixed assets                           (31,549)
 Bad debt expense (income)                              (34,679)        23,000

Effects of changes in operating working capital items:

  Trade and other receivables                          (205,805)       636,912
  Inventories                                           287,249        464,485
  Prepaid expenses                                     (132,002)      (105,620)
  Current liabilities                                   701,418     (1,672,395)
                                                    -----------    -----------

Net cash(used by) provided by operating
activities:                                             347,725       (763,376)
Cash flows used in investing activities:
Proceeds from sale of fixed assets:                     110,860
Excess of cost over assets purchased (Goodwill)         (20,106)    (3,286,952)
Business assets acquired net of cash                                (3,102,216)
Purchase of capital equipment                           (55,979)       (63,517)
                                                    -----------    -----------
Net cash from (used in)
investing activities                                     54,881     (6,452,685)
Cash flows from (used in) financing activities:
Proceeds from borrowings to finance
acquisition                                                          4,096,050
Proceeds from issuance of common stock                    3,459         32,785
Treasury stock purchased                                 (7,620)
Paydown of subordinated debt                            (25,000)
Paydown on line of credit                              (723,516)
                                                    -----------    -----------
Net cash from (used in) financing activities           (772,783)     4,128,835
Net increase (decrease)in cash                         (370,177)    (3,087,226)
Cash and cash equivalents at beginning
of period                                               550,713      4,083,214
                                                    -----------    -----------
Cash and cash equivalents at end
of period                                           $   180,536    $   995,988
                                                    ===========    ===========
Assets acquired in exchange for
notes and common stock                                             $ 2,825,000
                                                                   ===========

                (See notes to consolidated financial statements)

                               MFIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                               MFIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   INVENTORY


     The components of inventories on the following dates were:


                              September 30, 1999   December 31, 1998
     Raw Material                    $2,108,539          $1,875,881

     Work in Progress                   743,889           1,075,711
     Finished Goods                   1,311,249           1,499,334
                                     ----------          ----------
     Total                           $4,163,677          $4,450,926
                                     ==========          ==========

4.   TAXES

     The Company has a federal net operating tax loss carryforward of approximately $3,844,000 and research and development tax credit carryforwards of approximately $188,000 expiring at various dates beginning in 2001 through 2018. Ownership changes may result in future limitations on the utilization of net operating tax losses and research and development tax credit carryforwards.

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

6.   COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the nine months ended September 30, 1999 and 1998 are as follows:

                                         Nine months ended
                                           September 30
                                          1999      1998
                                          ----      ----
Other comprehensive income:

Reclassification adjustment for gains
Included in net income                    $   0     $10,614
                                          -----     -------

Other comprehensive income                $   0     $10,614
                                          =====     =======

The accumulated other comprehensive income balance is as follows at September 30, 1999.

                                         Unrealized gain
                                         On Securities

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

     The Company originally borrowed $4,096,050 from Comerica Bank, its primary lender, in order to finance the purchase and pay off certain of the assumed liabilities. The revolving loan, security and ancillary agreements with Comerica Bank (the"Revolving Loan Agreement" provided up to $5,000,000 in loans at a rate of prime minus 5/8% with monthly interest payments and the outstanding principal amount due on September 1, 2001. The line of credit was secured by substantially all the assets of the Company. The outstanding principal balance at December 31, 1998 under the Revolving Loan Agreement was $4,347,782 and bore interest at a rate of 7.125% per annum. The outstanding principal balance at September 30, 1999 was $3,624,266, and bore interest at a rate of 9.25% per annum.

     In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of the Revolving Loan Agreement. Accordingly, the Company reclassified all amounts due to current liabilities. On March 23, 1999, the Company's lender advised the Company that it was in default of the Revolving Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes. The lender reduced the line of credit to $4,000,000. Until May 5, 1999, the Company functioned under a standstill agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     On May 5, 1999, the Company and its lender executed a forebearance agreement to the Revolving Loan Agreement. The interest rate under the Revolving Loan Agreement is, as modified by the forebearance agreement, the prime rate plus 1%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." In addition, management has developed and is executing a plan to return to profitability and positive cash flow. The plan includes renegotiating the terms of the Revolving Loan Agreement, if possible, seeking to obtain sufficient new capital or subordinated debt, manufacturing cost reduction programs, reductions in the number of personnel at all three Company locations, reduction in discretionary spending and salaries for key officers and combining the salesforce for all product lines. On July 28, 1999, the Company and Comerica executed an extension to the forbearance agreement with essentially the same terms, except that the line of credit was further reduced initially from $4,000,000 to $3,900,000, with further reductions of $10,000 per week until the forbearance agreement expired on September 30, 1999. The forebearance agreement was subsequently extended until October 31, 1999, again with reductions of $10,000 per week. On November 12, 1999, the agreement was extended until November 30, 1999, with reductions of $10,000 per week. As of September 30, 1999, the available line of credit was $3,800,000.

     These matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in its attempt to execute its plan to return to profitability and positive cash flow, or that the Company will be able to negotiate a loan agreement on acceptable terms with Comerica or an alternate lender as of November 30, 1999, when the forebearance agreement with Comerica expires. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and Liquidity and Capital Resources The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                MFIC CORPORATION


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

As discussed in Note 7 to the accompanying financial statements, in August 1998, the Company acquired the assets and assumed certain liabilities of two businesses, Morehouse-COWLES and Epworth Manufacturing Company. These acquisitions were accounted for as a purchase. Accordingly, in the accompanying financial statements, the results of operations and cash flows include Morehouse-COWLES and Epworth Manufacturing for the 1999 periods but do not include them for periods prior to August 15, 1998.

Total Company revenues for the quarter ended September 30, 1999 were $3,692,425,as compared to revenues of $2,306,310 in the corresponding period last year, representing an increase of $1,386,115, or 60%. For the nine month period ended September 30, 1999, revenues increased $3,776,780, or 65%, to $9,632,064 from $5,855,284 for the first nine months of 1998. The increase in revenue for the three months ended September 30, 1999 is due to the $771,000 in additional revenue generated by the Company's Epworth Mill and Morehouse-COWLES divisions, divisions that the Company did not acquire until the third quarter of 1998, and by an increase in sales by the previously sole operating division of the Company, the Microfluidics division, in the amount of $610,000. The increase in revenue for the nine month period ended September 30, 1999 is due to the $4,201,000 in additional revenues generated by the Company's Epworth Mill and Morehouse-COWLES divisions, offset by a decrease in sales by the previously sole operating division of the Company, the Microfluidics division, of approximately $424,000.

For the Microfluidics division, North American sales for the three month period ended September 30, 1999 decreased to $960,515, a decrease of $18,733, or 2%, as compared to North American sales of $979,248 for the three months ended September 30, 1998. This decrease in North American sales was principally due to a decrease in the sale of machines compared to the three months ended September 30, 1998. Foreign sales were $752,396 for the three months ended September 30, 1999 compared to $123,756 for the three months ended September 30, 1998, an increase of approximately $629,000, or 5%. This increase in foreign sales was due primarily to an increase in the sale of machines.

For the Microfluidics division, North American sales for the nine month period ended September 30, 1999 decreased to $2,792,167, a decrease of $444,885, or 14% as compared to North American sales of $3,237,052 for the nine months ended September 30, 1998. This decrease in North American sales was principally due to a decrease in the sale of machines compared to the nine months ended September 30, 1998. Foreign sales were $1,430,249 for the nine months ended September 30, 1999 compared to $1,409,926 for the nine months ended September 30, 1998, an increase of approximately $20,000 or 1%.

Cost of goods sold for the three months ended September 30, 1999 was $1,999,434, or 54% of revenue, compared to $1,319,856, or 57% of revenue, for the same period last year. For the nine month period ended September 30, 1999, cost of goods sold increased to $5,481,301, or 57% of revenue, from $3,055,848 or 52% of revenue, for the comparable period in 1998.

The increase in cost of goods sold in absolute dollars for the three months ended September 30, 1999, reflects the increase in sales generated by the Epworth Mill and Morehouse-COWLES operating divisions of the Company. For the Microfluidics division of the Company, for the three month period ended September 30, 1999, cost of goods sold was $600,906, or 35% of division sales, compared to $489,036 or 44% of sales for the three months ended September 30, 1998. The increase in cost of goods sold was primarily due to an increase in machine sales in Europe.

The increase in cost of goods sold in absolute dollars for the nine months ended September 30, 1999, reflects the increase in sales generated by the Epworth Mill and Morehouse-COWLES operating divisions of the Company, offset by a decrease in sales of machines by the Microfluidics division of the Company. For the Microfluidics division of the Company, for the nine month period ended September 30, 1999, cost of goods sold was $1,547,686 or 37% of division sales, compared to $2,225,028 or 48% of sales for the nine months ended September 30, 1998. The decrease in cost of goods sold was due both to reduced machine sales in North America, and a change in the product mix of machines sold.

The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended September 30, 1999 were $1,652,057 or 44% of revenue, as compared to $1,345,884 or 58% of revenue for the same period last year, which is an increase of $306,173 or 23%. Operating expenses for the nine months ended September 30, 1999 were $4,597,406 or 48% of revenue, as compared to $3,145,913 or 54% of revenue, for the same period last year, an increase of $1,451,493 or 46%.

Research and development expenses for the three months ended September 30, 1999 were $246,096 compared to $271,126 for the three months ended September 30, 1998, a decrease of $25,030 or 9%. Excluding research and development expenses attributable to the new operating divisions of the Company that approximated $92,000 in 1999 and $86,000 in 1998 the decrease in research and development expenses was primarily due to a decrease in payroll costs of approximately $35,000 and design development expenses of approximately $13,000.

Research and development expenses for the nine months ended September 30, 1999 were $681,295 compared to $616,029 for the nine months ended September 30, 1998, an increase of $65,266 or 11%. Excluding design development expenses attributable to the new operating divisions of the Company that approximated $277,000 in 1999 and $86,000 in 1998, the decrease in research and development expenses was primarily due to decreases in payroll costs of approximately $94,000, and research and development costs of approximately $34,000.

Selling expenses for the three months ended September 30, 1999 increased $123,134 or 20%, compared to the three months ended September 30, 1998, from $617,728 to $740,862. For the three months ended September 30, 1999, excluding selling expenses of approximately $261,000 attributable to the new divisions of the Company in 1999 and $165,000 in 1998, selling expenses increased by approximately $27,000 from $452,735 to $479,933 for the Microfluidics division.

Selling expenses for the nine months ended September 30, 1999 increased approximately $570,000 or 38% compared to the nine months ended September 30, 1998, from $1,480,648 to $2,050,175. For the nine months ended September 30, 1999, excluding selling expenses of approximately $696,000 attributable to the new divisions of the Company in 1999 and $165,000 in 1998, selling expenses for the Microfluidics division increased by approximately $38,000, from $1,315,655 to $1,354,206.

For the three months ended September 30, 1999, general and administrative expenses increased by approximately $208,000, or 46%, from $457,030 to $665,099. Excluding expenses attributable to the new operating divisions of the Company of approximately $190,000 for the three months ended September 30, 1999, and approximately $164,000 for 1998, general and administrative expenses increased by approximately $181,000 for the three months ended September 30, 1999, principally due to amortization of goodwill of $50,000 and an increase in professional fees of approximately $72,000, and an increase in corporate overhead of approximately $72,000.

For the nine months ended September 30, 1999, general and administrative expenses increased by approximately $817,000, or 78%, from $1,049,236 to $1,865,936. Excluding expenses attributable to the new operating divisions of the Company of approximately $654,000 for the nine months ended September 30, 1999, and $164,000 for 1998, general and administrative expenses increased approximately $326,000 for the nine months ended September 30, 1999 principally due to the amortization of goodwill of $250,000, an increase in professional fees of approximately $122,000, offset by a decrease in corporate overhead of $47,000.

Interest income for the three months ended September 30, 1999 decreased to $1,514 compared to $36,376 for the three months ended September 30, 1998, a decrease of approximately $35,000 or 96%. The decrease is due to a reduction in the amount of cash available to invest.

Interest income for the nine months ended September 30, 1999 decreased to $7,337 compared to $115,972 for the nine months ended September 30, 1998, a decrease of approximately $109,000 or 94%. The decrease is due to a reduction in the amount of cash available to invest.

Interest expense in 1999 is due entirely to indebtedness under the subordinated promissory notes and line of credit incurred in August 1998 in connection with the acquisitions of Morehouse-COWLES and Epworth Manufacturing Company.

2.   LIQUIDITY AND CAPITAL RESOURCES

Prior to the acquisition of the Epworth Mill and Morehouse-COWLES divisions, the Company had financed its operations primarily through the use of cash and cash equivalents on hand and cash flows from operations. The Company generated cash of $347,725 and utilized cash of $763,376 from operations for the nine months ended September 30, 1999 and 1998, respectively. For the first nine months of 1999, this amount was principally the result of funding the Company's net loss from operations, (net of depreciation and amortization), an increase in current liabilities, and decrease in inventories offset by an increase in trade and other receivables and in prepaid expenses. For the first nine months of 1998, this amount was principally the result of funding the Company's net loss from operations, an increase in current liabilities and prepaid expenses offset by an decrease in inventories and trade and other receivables.

The Company generated cash of $54,881 and utilized cash of $6,452,685 for investing activities for the nine months ended September 30, 1999 and 1998, respectively. Cash generated for 1999 reflected the sale of fixed assets. Net cash used for investing activities for the nine months ended September 30, 1998 included the excess cost of assets purchased in the acquisition of the Epworth and Morehouse divisions over their fair value, business assets acquired net of cash, as well as the purchase of capital equipment.

Net cash used for investing activities in each period related to the purchase of capital equipment. As of September 30, 1999, the Company had no material commitments for capital expenditures.

For financing activities, the Company used cash of $772,783 for the nine months ended September 30,1999, consisting primarily of payments on the line of credit, payments of subordinated debt, and the purchase of treasury stock. The Company generated cash of $4,096,050 from financing activities from the proceeds of borrowings to finance the acquisition of Epworth Mill and Morehouse-COWLES, and from the issuance of Common Stock of $32,785 in 1998 pursuant to the exercise of stock option agreements pursuant to the Company's employee stock purchase plan and stock option plan.

The cash and cash equivalents balance of the Company was $180,536 at September 30, 1999, a decrease of $370,177 from the December 31, 1998 balance of $550,713.

In 1998, the Company incurred a net loss of approximately $1,505,000 and was not in compliance with certain covenants of its Revolving Credit Loan Agreement with Comerica Bank ("Loan Agreement"). On March 23, 1999, Comerica Bank advised the Company that the Company was in default of the Loan Agreement and instructed the Company to cease all payments on the Subordinated Promissory Notes which had been issued to the sellers in connection with the Company's purchase of Epworth Mill and Morehouse-COWLES. The lender also reduced the Company's line of credit under the loan agreement to $4,000,000. The Company had been functioning under a standstill agreement until May 5, 1999.

On May 5, 1999, the Company and Comerica Bank executed a forbearance agreement (the Forbearance Agreement") to the Loan Agreement, pursuant to which Comerica Bank agreed to forbear the Company's defaults until July 15, 1999 (the "Forbearance Period"), subject to earlier termination in certain circumstances. In addition, the line of credit under the Loan Agreement was reduced from $5,000,000 to $4,000,000, of which $1,000,000 represents an over-formula amount (the "Over-Formula Amount"). The interest rate under the Loan Agreement is the prime rate (as defined in the Loan Agreement) plus one percent. The Company has also agreed to pay the lender each month an "over-formula fee" of eight percent of the Over-Formula Amount. To induce Comerica Bank to enter into the Forbearance Agreement, the Company agreed to use its best efforts to procure sufficient new capital or subordinated debt on reasonable terms and conditions in order to eliminate the Over Formula Amount and to prevent any further defaults. On July 28, 1999 the Company and Comerica Bank agreed to an extension of the Forbearance Period until September 30, 1999. The over-formula amount was reduced to $900,000 initially, with further reductions of $10,000 per week. The agreement was further extended to October 31, 1999, with the line of credit reduced to $3,800,000, with additional reductions of $10,000 per week. On November 12, 1999, the forebearance agreement was extended until November 30, 1999, again with reductions of $10,000 per week. There can be no assurance that the Company and Comerica will enter into any further extensions to the Forbearance Period or that such extension will be on terms suitable to the Company. There can also be no assurance that the Company will be able to raise sufficient new capital or subordinated debt on reasonable terms or at all. If there are no further extensions to the forebearance period, there can be no assurance that the Company will be able to negotiate a loan agreement on acceptable terms with Comerica or an alternate lender.

On July 2, 1999, the Company and Irwin J. Gruverman, the Company's Chairman of the Board and Chief Executive Officer entered into an agreement whereby the Company has the right, until October 1, 1999, to sell to Mr. Gruverman, and Mr. Gruverman has the obligation to purchase from the Company, a minimum of $25,000 and a maximum of $300,000 of the Company's Common Stock or such lesser amount as the Board of Directors of the Company may determine to sell, at a purchase price equal to $0.42 per share. Mr. Gruverman, in his sole discretion, has the option to purchase a lesser amount of shares of Common Stock, but in no event less than $250,000 worth of shares of common stock. The Company's right to exercise this right is conditioned upon the Company's prior or simultaneous closing of a credit facility with an institutional lender or lenders in an amount providing advance formula availability of not less than $4.3 million, or such lesser amount as Mr. Gruverman shall reasonably deem to be adequate and sufficient for the Company's projected financial needs.

As consideration for Mr. Gruverman's obligation, the Company granted Mr. Gruverman a common stock purchase warrant to purchase 100,000 shares of the Company's Common Stock at $0.52 per share.

In mid-September ,1999, the Company realized that it could not accomplish a closing of a financing within the October 1, 1999 deadline of Mr. Gruverman's commitment. Therefore the Company, through its Board of Directors with Mr. Gruverman abstaining, negotiated and entered into a further agreement with Mr. Gruverman for his purchase of $250,000 of the Company's Common Stock. The terms of the September 23, 1999 Stock Purchase Obligation (the "Stock Purchase Obligation") committed Mr. Gruverman to purchase, at the Company's sole option, through December 15, 1999 (the "Termination Date"), $250,000 worth of shares of the Company's restricted Common Stock at a per share purchase price equal to the lesser of: (i) the average closing price of the Common Stock, or (ii) the average closing price of the Common Stock for the ten (10) days prior to the Company's closing of a loan facility with a new senior lender, less a 20% discount. The Purchase obligation is conditioned upon Company's closing of a credit facility with an institutional lender, on or by the Termination Date, with such facility providing advance formula availability of not less than $4.2 million and which provides excess borrowing availability of at least $500,000 above the Company's then current loan payoff liability on its obligations to Comerica Bank. Such loan availability is to be calculated excluding the proceeds of Mr. Gruverman's share purchase under the Stock Purchase Obligation.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next six months, provided the line of credit is maintained with the lender.

In view of the fact that the above financial results reflect the combined operations of the Company only for the period since August 14, 1998, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

3.   NASDAQ DELISTING

The Company was advised on April 22, 1999 that the Nasdaq Listings Qualifications Panel determined to delist the Company's common stock from the Nasdaq national Stock market effective with the close of business April 22, 1999.

This delisting decision means that the Company's securities now trade on the OTC Bulletin Board of the over-the-counter market. The delisting may make it more difficult to trade in the Company's common stock or to liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's quarter ended March 31, 2001. SFAS No. 133 significantly modifies Accounting and Reporting Standards for derivatives and hedging activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.

5.   YEAR 2000 DISCLOSURE

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the year 1900 rather than the year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

STRATEGIC PLAN

The Company has been engaged in an assessment of its internal information technology systems. The Company contacted providers of its internal technology systems and it was determined that, because its computer applications use four digits to identify a year in the field date, the Company's information technology systems were in fact internally compliant with Year 2000 requirements. The Company had reviewed proposals for a full compliance audit of the Company's network systems and its components. Such an audit had been completed on the network systems and applications. As a result of the audit, the Company has begun implementation of a plan to replace its current network hardware and operating system. Although the Company expected to have all system-wide applications fully compliant by April 30, 1999, due to unanticipated delays, the Company now expects to have all system-wide applications fully compliant by mid December, 1999. With respect to the Company's non-information technology systems, the Company is aware that some of the equipment that the Company leases may not be Year 2000 compliant. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse effect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk associated with its non-compliant non-information technology systems and has not yet formulated a plan for remediating such problems.

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

The initial stage included the distribution of inquiry letters to its most significant third parties. The Company is now in the process of completing a subsequent internal evaluation of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage-- implementation, in which the Company would correct and/or replace any vendor software that is not Year 2000 compliant, as soon as it is feasible.

COSTS

There have been minimal costs incurred to date by the Company related to Year 2000 compliance. As stated above, the Company expects to complete its Year 2000 strategic plan by mid December 1999. The total cost of implementing the plan is not expected to exceed $85,000. Any costs associated with such plan have been incorporated into the Company's 1999 budgeting process. In addition while the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it interacts.

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

6.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties. These forward-looking statements include statements regarding the Company's liquidity, the ability of the Company to enter into an extension of the Forbearance Period or obtain an alternate credit facility, the ability of the Company to raise sufficient new capital or subordinate debt and the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to actions of the Company's current and future lenders, the failure of the Company to meet its obligations under the Forbearance Agreement, the failure of the Company to successfully negotiate an extension to the Forbearance Agreement on commercially reasonable terms, if at all, or to enter into a new credit facility on acceptable terms, if at all; the development of competing or superior technologies and products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the materials processing industry which has historically negatively affected the Company's sales of Microfluidizer equipment during industry downturns and which could do so in the future; and general economic conditions.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

                          Not Applicable

                               MFIC CORPORATION
                          PART II- OTHER INFORMATION


ITEM 2.   Changes in Securities and Use of Proceeds

On July 2, 1999, the Company issued a warrant to purchase 100,000 shares of its common stock, $.01 par value, to Mr. Irwin J. Gruverman, the Company's Chairman of the Board and Chief Executive Officer. The warrant has an exercise price of $.52 per share and expires on July 2, 2004. The warrant was issued to Mr. Gruverman in a private placement exempt from registration under Section 4 (2) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 3.1 (a) Certificate of Amendment of Certificate of
                          Incorporation

          Exhibit 3.1 (b) Warrant for the Purchase of Shares of Common Stock

          Exhibit 3.1 (c) Summary of Terms for Common Stock Purchase Obligation

          Exhibit 11  Statement regarding computation of Per Share Earnings

          Exhibit 27  Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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



                    MFIC CORPORATION



                    /s/ Michael A. Lento
                    ---------------------
                    Michael A. Lento
                    President and Treasurer
                    (Principal Financial and Accounting Officer)


Date: November 12, 1999

                                 EXHIBIT INDEX


Exhibit                       Description
-------                       -----------

3(i)                          Certificate of Amendment of
                              Certificate of Incorporation

11                            Statement regarding
                              computation of per share
                              earnings.




27                            Financial Data Schedule



99.1                          Summary of Terms for Common Stock
                              Purchase Obligation


99.2                          Warrant for the Purchase of Shares
                              of Common Stock.