Form 10-K405
period 1999-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 2000-03-30
CIK 723889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   ----------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                   ----------

                         Commission File Number: 0-11625

                                MFIC CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                    04-2793022
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     30 Ossipee Road, P.0. Box 9101
          Newton, Massachusetts                          02464-9101
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (617) 969-5452

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate), based upon the closing sale price of the Common Stock on March 16, 2000 as reported on the Over-the-Counter Bulletin Board was $3,450,512.

The number of shares outstanding of the registrant's Common Stock as of March 16, 2000 was 7,313,588 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this report.

Item 1.   BUSINESS:

Company Overview:

     MFIC Corporation ("MFIC" or the "Company"), through its wholly-owned subsidiaries, Microfluidics Corporation ("Microfluidics") and MediControl Corporation ("MediControl"), its Microfluidics Division, as well as its other operating divisions, Epworth Mill and Morehouse-COWLES specializes in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer(R) materials processor systems are produced at the Microfluidics Division, while dispersers, dissolvers, colloid mills and vertical media mills are produced at the Morehouse-COWLES Division, and horizontal media mills and ball mills are produced at the Epworth Mill Division, which also sells and distributes grinding media.

     Microfluidizer(R) materials processing equipment, produced by the Company's Microfluidics Division, is used to formulate emulsions, dispersions, and liposomes, and is used in cell disruption. Emulsions are found in a broad variety of common products, including processed foods, medicines and photographic films. Dispersions are often employed in products such as inks, pigments and coatings. The Company believes that the processing technique of the Microfluidizer(R) equipment enhances the stability and consistency of emulsions and dispersions due to the equipment's unique ability to consistently produce uniform micron scale particles in many applications. Liposomes, which are biodegradable cell-like structures, are used to encapsulate medications or nutrients, and are typically used in cosmetic or pharmaceutical products. In addition, Microfluidizer(R) equipment is used in biotechnology applications to harvest, through cell disruption, the cultivated product contents of plant and animal cells.

     The Epworth Mill and Morehouose-COWLES product lines are used to blend, emulsify, disperse, deagglomerate and grind fluid formulations. These fluid formulations may be liquid/liquid or liquid/solid formulations and are generally prepared in quantities ranging from one gallon to hundreds of gallons in an industrial environment. In connection with the processing of emulsions and dispersions, the various pieces of equipment in the product lines may be used in preparatory steps prior to introduction of the product into the Microfluidizer(R) system for further processing.

     Epworth Mill and Morehouse-COWLES equipment is also used independent of the Microfluidizer(R) equipment in the preparation of many industrial fluid formulations where the desired product characteristics do not require high energy Microfluidizer(R) processing.

     While the Microfluidizer(R) equipment is generally used in the processing of expensive, high, value added niche end-products that require extremely small particle size, the Epworth Mill and Morehouse-COWLES equipment is used in broader, lower value-added applications requiring less stringent particle size reduction.

     The combination of product lines from the three divisions results in one of the broadest offerings of fluid processing equipment in the materials processing market. The Company, in late 1998 and early 1999, integrated its three divisions such that its corporate marketing and sales group is now responsible for the marketing and sales of the products from all three divisions. The acquisition of the Epworth Mill and Morehouse-COWLES divisions in 1998 and the consolidation of marketing and sales personnel into one group enables the Company to sell stand-alone pieces of equipment to smaller companies that require only limited processing capability, as well as integrated systems or multiple pieces of equipment from more than one division to larger customers that have a variety of fluid processing requirements.

     The Company was incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation, and again changed its name effective July 12, 1999 to MFIC Corporation. Its principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts, 02464-9101 and its telephone number is (617) 969-5452.

     Microfluidizer(R) and Zinger(R) are trademarks of the Company, which have been registered with the United States Patent and Trademark Office. Morehouse-COWLES(TM), Epworth Mill(TM) and Microfluidics(TM) are trademarks of the Company for which registration applications have been filed with the United States Patent and Trademark Office. All other trademarks or trade names referred to herein are the property of their respective owners.

The Technology:

     The Company's Microfludizer(R) materials processor device is based on patents and related technology tat were licensed by the Company from Arthur D. Little & Co. in 1983 and subsequently purchased by the Company in 1985. The Company holds two United States patents related to the apparatus and process used to intimately mix liquids and disperse particulate solids in microemulsions.

     The Company's Microfluidizer(R) device is used in processing industries to mix materials that are normally very difficult to mix. The Microfluidizer(R) device allows manufacturers in the chemical, pharmaceutical, biotechnology, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending and mixing techniques.

     The Company's Epworth Mill products consist of ball mills and horizontal media mills. The division is also engaged in the sale and distribution of grinding media. The division's ball mills are used in coarse grinding application of liquid slurries or dry materials such as ore from mines or coarse slurries of material that will later be processed into finer slurries. The ball mills use large media in a horizontal rotating cylindrical vessel to crush and grind the product being processed. The Epworth Mill Division's patented Zinger(R) horizontal media mill utilizes a unique design for grinding and dispersing solid materials in a liquid carrying medium. The design is based upon established rotating, horizontal shaft technology but adds the unique capability of enhanced mechanical activity between the grinding media and the product formulation. The enhanced mechanical activity is achieved through a unique combination of rotating discs and a specially designed containment vessel. In comparison to traditional horizontal media mills, the Zinger technology has demonstrated improved productivity in terms of greater volumes of product processed at acceptable quality than the comparably sized and priced horizontal media mills.

     The Company's Morehouse-COWLES products consist of vertical, rotary shaft technology which can be fitted with various blades, discs or mixing devices and are used for a variety of blending, mixing, deagglomerating and dispersing applications in a variety of industries including the protective and conductive coating, ink and pigment, pharmaceutical, and food industries. As one of the early inventors of dispersers, dissolvers, colloid mills, and media mills, the COWLES(TM) name is an industry-accepted symbol of quality, reliable products.

Commercial Applications:

     The Microfluidizer(R) equipment can be used to mix and formulate emulsions, dispersions and liposomes, and for cell disruption.

     Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions comprise many products, such as processed foods, medicines, photographic films, hydraulic fluids and polymers. The Company believes that, generally, an emulsion processed with Microfluidizer(R) equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to enhance product stability.

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

     Liposomes are biodegradable cell-like structures, formed from materials such as cholesterol and lecithin, that can be used to encapsulate medications or nutrients. Pharmaceutical and cosmetic manufacturers use liposomes as a delivery system to target active ingredients for specific anatomical sites and to prolong their efficacy. To date, liposomes have been used commercially in two applications, of medical diagnostic agents and cosmetics. Applications include the encapsulation of dye to be used as a marker in medical diagnostic tests and the encapsulation of ingredients for deeper skin penetration, or time release control, as well as pharmaceutical, food and specialized agricultural applications.

     In the biotechnology industry, Microfluidizer(R) equipment is currently used to harvest, by cell rupture, the contents of plant or animal cells. The precision with which the Microfluidizer(R) equipment can be used to break up materials allows the encapsulating cell wall to be ruptured without damage to or contamination of the cell contents. As a result, the Microfluidizer(R) equipment minimizes the amount and presence of cell wall debris, thus resulting in maximum yields.

     The Microfluidizer(R) equipment is generally used in commercial applications where a scientist, formulator or chemist is trying to improve a product formulation for an expensive, high value added end product. Microfluidizer(R) equipment is initially employed in a research laboratory, with the equipment subsequently being used in scaleup to pilot scale production of new or improved products, and ultimately, for full production scale volumes as the improved product comes to market. From laboratory to production, the volume of product processed range from 1/2 liter to 200 liters per minute.

     The Epworth Mill and Morehouse-COWLES products are generally used for blending, mixing, deagglomeration and dispersion of paints and coatings, inks, adhesives, sealants, and pigment dispersions. These applications tend to be less technically demanding, the formulations are less expensive to produce and the volumes of product produced are large.

The Products:

A. The Microfluidics Division currently manufactures and markets the following lines of equipment:

     The HC Series: The HC Series, also known as "Homogenizers," is a laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer's product with greater flow rates than the more energy intensive Microfluidizer(R) devices. Operating pressures of products in the Company's HC Series can range from under 500 psi to as high as 8,000 psi, and will process as much as two liters of fluid per minute.

     The M-110 Series: The M-110 Series, a laboratory product line, is designed primarily for research and development applications. Standard models can operate at pressures as high as 25,000 psi and have a flow rate that exceeds one-half of a liter of product per minute. The most recent introduction in this line is the M-110EHI model designed for "non-sanitary" industrial applications such as paint, coatings, pigments and other chemical/industrial applications. This model is constructed from epoxy painted carbon steel rather than from standard stainless steel that the Company used in other models. The M-110EHI includes an on-board hydraulic pump system for high performance "lab scale" micro-mixing at processing pressures up to 25,000 psi and flow rates up to 450 ml/min and has numerous standard features and options such as an explosive-proof model.

     The M-140 Series: The M-140, introduced in June of 1994, is a laboratory-scale unit developed for customers in the chemical, biotechnology, pharmaceutical, cosmetic and food processing industries who require elevated operating pressures to achieve better performance. The M-140K can achieve operating pressures up to 40,000 psi. The M-140K has a built-in hydraulic system and utilizes a double-ended intensifier pump that provides a highly uniform pressure profile. It has been designed with important safety features such as an explosion-proof motor, starter and electrical controls. The M-140EHI is the industrial counterpart to the M-140K and is constructed for non-sanitary applications.

     The M-210 Series: The M-210 Series is primarily marketed to pharmaceutical, cosmetic and food product manufacturers who have created a successful new or improved formulation on the M-110 Series unit and would like to increase their productive capacity. The M-210 Series unit is typically used for testing formulations at greater volume levels before initiating full-scale production. For some customers (such as pharmaceutical product manufacturers), the M-210 Series may have the capacity to function as a production unit.

     The M-610 Series: The M-610 Series consists of custom-built models used for large-scale manufacturing. These units have flow rates of up to 50 gallons per minute and generate operating pressures up to 40,000 psi.

     The M-700 Series: The M-700 Series was introduced in the latter part of 1998 and is designed, engineered, and constructed for use in "rugged" industrial environments such as coatings, paints, and pigments research and manufacturing. The M-700 Series products are constructed from painted carbon steel instead of the stainless steel of previous models and will use components especially designed to withstand such hazards as dust, grease, and water spray. Because the equipment is not used in sanitary environments, it can be constructed using materials and methods that otherwise could not be used in pharmaceutical, biotechnology, and other "clean" application industries and is also more cost-effective, resulting in list price reductions of 30% and more.

     The M-700 Series equipment is available in a variety of configurations and flow rates depending upon motor size and the number of intensifier pumps. The M-7250-20 is a 50 H.P. machine with 2 intensifier pumps with a maximum operating pressure of 20,000 psi. It achieves flow rates and productive capacity exceeding that of the M-210 series and is, therefore, considered by the Company to be a large volume production unit.

B. The Epworth Mill Division currently manufactures and markets the following lines of equipment, and sells and distributes the following grinding media:

     Ball Mills: Ball Mill equipment uses grinding media that can deagglomerate and grind wet or dry product formulations on a batch or continuous basis. Batch size can range from ounces to more than 3,000 gallons.

     Media: Sale and distribution of media includes a wide variety of grinding media from media producers around the world. The media is used in the Company's products as well in competitors' products. Media types include all currently used materials in the industry including glass, ferrous, stone, steel shot, and ceramic.

     Zinger(R) Horizontal Media Mills: This milling equipment is available in the following sizes that process products in volumes ranging from 1/4 liter to 60 liter batches or on a continuous basis.

     o The XL Series: The XL Series equipment is used in laboratory environments and has processing vessel sizes from .25 liters to .33 liters.

     o The SV Series: The SV Series equipment is used in pilot scale environments and has processing vessel sizes from 3.0 to 5.1 liters.

     o The LV Series: The LV Series equipment is used in production environments and has processing vessel sizes from 27 to 60 liters.

C. The Morehouse-COWLES Division currently manufactures, distributes and markets the following lines of equipment:

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

     Multi-shaft Dissolvers and Dispersers: Multi-shaft Dissolvers and Dispersers are available in a variety of sizes to meet demand from laboratory to full production volume. Generally these dissolvers and dispersers are used for high viscosity products up to 2 million centipoise.

     Customized Units: To meet larger production volume requirements or specialized applications, the division provides customized units on a specialized quotation basis.

Marketing and Sales:

     The Company's marketing and sales activities are conducted through a corporate marketing and sales group that is responsible for the worldwide marketing and sales of products from all three of the Company's divisions.

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

Epworth Mill Division:

     The product lines of the Epworth Mill Division have direct competition in its major markets. The Ball Mill sales, Ball Mill repair and distribution of media business segments are targeted at a well- defined market with competition based upon price, delivery, and service.

     The Company sells its divisions' equipment in the United States through a network of independent regional sales representative firms who are overseen and assisted by the Company's regional sales managers. In Canada, the Microfluidics Division has an exclusive distributor. In Europe, the Company sells its equipment through a network of independent regional sales agents and distributors who are assisted by the Company's European Sales Manager and his staff. In Asia and the Pacific Rim, the Company sells through a network of regional distributors. Customers in other geographical regions are assisted directly by Company sales staff.

Customers:

     The users of Microfluidizer(R) systems are industrial producers of high value-added fluid materials in the chemical, pharmaceuticals, food, cosmetic and biotechnology industries. Mizuho Industrial Co. Ltd. accounted for 20% of revenues in 1997. No other customers accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997.

Competition:

     The Microfluidizer(R) equipment product line of high shear processors has direct competition in its major markets, including pharmaceutical and coatings/chemical applications, but management believes that the Microfluidics Division products have larger installed bases and competitive performance over products of our competitors. The Company believes that the Microfluidizer(R) equipment product line offers the broadest and most dynamic operating pressure range on the market and in many critical formulations produces better quality products for our customers.

     The M-700 Series of fluid processors together with the M-210 and M-610 product lines provide high shear fluid processing capabilities for both sanitary and industrial applications. The Company believes that the Microfluidizer(R) product line provides a distinct advantage over the product lines of our competitors with respect to the processing of abrasive slurries or solids dispersed in liquids in large part because of the Company's unique, wear-resistant, diamond interaction chamber and the special design of the intensifier pumping system.

     The patented Zinger horizontal media mill competes against a well-established group of competitive mills. The unique design of the Zinger media mill, however, results in an economic advantage for customers who employ the Zinger media mill because they are able to process larger volumes of product while attaining at least the same quality as produced by competitive mill, and can do so occupying less floor space. As customers replace older mills or expand their facilities, they will gain an economic advantage by lowering the processing costs of their products by using a mill, such as the Zinger media mill, which more efficiently processes larger quantities of product than competitive mills.

Morehouse-COWLES:

     The product lines of the Morehouse-COWLES Division have direct competition in its major market segments. The Morehouse-COWLES product line has strong brand name recognition, a large installed base and a reputation for high quality, reliable, processing systems. The systems of this division have a very broad market use in a wide variety of mixing, blending, grinding, and dispersing applications and therefore have potential for high volume unit shipments.

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

Research and Development:

     The Company's research and development efforts are focused on developing new mixing techniques for the process industries and further enhancing the functionality, reliability and performance of existing products. Research and development costs were $927,582, $935,880 and $459,240 in 1999, 1998, and 1997 respectively. The Company continues to pursue development of the multi-stream mixer reactor (See Patents and Proprietary Rights Protection) by working with customers who assist in the development of the system with both application knowledge and financial support. Patent coverage for this new product is in various stages of prosecution in the major industrial countries.

Cooperative Research Arrangements:

The Company subsidizes research and development activities centered around Microfluidizer(R) processing technology at a number of research centers and universities. The Company's subsidy of these activities takes the form of substantial reduction or elimination of the customary rental charges for the Microfluidizer(R) equipment provided for use. The Company has, in recent years, subsidized research and development in the following fields at the following universities: The University of Massachusetts, Lowell - biotechnology; Lehigh University - polymer chemistry; Universite Laval (Quebec) - food science; Worcester Polytechnic Institute ("WPI") - catalytic chemistry; and Purdue University - pharmaceuticals. In addition to their research activities, these universities provide the Company with contacts at industrial companies that may utilize the Microfluidizer(R) processing technology.

In addition to providing subsidies, the Company has entered into the following research arrangement:

Worcester Polytechnic Institute (WPI)

     The Company has supported research and development at WPI since 1988. In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for WPI, for its commercial applications, the Microfluidizer(R) process technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advanced ceramic materials; and (iii) the destruction of volatile organic compounds and other organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer(R) processing technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued to WPI in the United States in 1995. In 1996 one applied for patent was granted to WPI in France for European entry in the Patent Cooperation Treat ("PCT") countries. Patent issuance for these process technologies in several other foreign jurisdictions is either pending or is in the latter stages of prosecution.

     Based upon market research and technical evaluation to date, the Company is focusing its activities on the synthesis of advanced zeolite and metal oxide catalysts using the WPI process technology. A catalyst is a substance that initiates, accelerates and determines the course of a chemical reaction. The Company believes that properties of proprietary catalysts may improve industrial process economics by making more efficient use of raw materials, reducing energy requirements and increasing product yields. The Company believes that the catalytic materials produced by the Microfluidizer(R) process may result in improved efficiency and extended life, compared with conventional catalysts.

Patents and Proprietary Rights Protection:

     To protect its proprietary rights, the Company relies on a combination of U.S. patent and trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. In addition, the Company has not sought patent or trademark protection for its Microfluidizer(R) equipment's interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. The Company's Microfluidizer(R) equipment process patent expires March 13, 2007 and its device patent expires August 6, 2002. In 1997 the Company completed development of a novel adaptation of its Microfluidizer(R) equipment - a "Multi-Stream Continuous Chemical Reactor". In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office and filed a Patent Cooperation Country (PCT) application on May 5, 1998. The Company's Zinger horizontal media mill is protected by a United States patent granted June 5, 1997.

Manufacturing:

     At present, the Microfluidics Division subcontracts the manufacture of many of the components of its equipment to third parties, with the division undertaking the remaining fabrication, assembly and performance testing. The division has selected certain primary suppliers based upon pricing terms and the quality of their products. The Company believes that there are adequate available alternate manufacturing sources and suppliers for the division's components and raw materials.

     Epworth Mill and Morehouse-COWLES divisions perform a significant portion of machining and assembly operations at their respective manufacturing locations. Certain specialty components of the systems are provided by outside contractors. The Company believes that there are adequate available alternate contractors to provide them with specialty components.

     The loss of any primary supplier could have a material, adverse effect on the Company's business, financial condition, or results of operations.

Government Regulation:

     Certain of the Company's customers utilize the Company's equipment in processes and production that are subject to governmental regulation. For example, the manufacturing and marketing of pharmaceutical products requires the approval of the Food and Drug Administration ("FDA") within the United States and of comparable agencies in foreign countries. The FDA has established mandatory procedures, safety standards and protocols that apply to the manufacture, clinical testing and marketing of new pharmaceutical products in the United States. The process of seeking and obtaining FDA approval of a new product often takes a number of years and often involves the expenditure of substantial resources. The FDA approval process contributes to the extremely long lead times that are attendant to manufacturing equipment orders for these applications.

     Further, in addition to product approvals, the FDA imposes requirements as to manufacturing practices, record keeping and reporting ("Good Manufacturing Practices" or "GMP"). GMP-regulated companies are subject to inspections by the FDA (inclusive of Microfluidizer(R) equipment) and product approvals may be withdrawn if GMP are not met.

     At present, the Company's customers include companies who are making FDA approved drugs and preparations for external use and companies who utilize Microfluidizer(R) equipment for the formulation or production of FDA approved parenteral (injectable) drugs or compounds.

     Various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the purchase, storage, movement, import and export, use and disposal of harmful or potentially harmful substances that may be used in connection with the Company's research work are, or may, be applicable to its activities. These laws include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations and other present and possible future local, state or Federal regulation. The extent of adverse governmental regulation which might result from future legislation or administrative action cannot be accurately predicted. Certain agreements that may be entered into by the Company involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

Backlog:

     The Company's backlog of accepted and unfilled orders at March 16, 2000 and March 16, 1999 was approximately $3,371,000 and $1,188,000 respectively. Revenue is not recognized until equipment is shipped. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

Employees:

     The Company has approximately 84 full-time employees as of March 16, 2000. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

Item 2.   PROPERTIES

     The Company's corporate headquarters are in Newton, Massachusetts. The Company also maintains two other locations in South Haven, Michigan and Fullerton, California. The Company rents approximately 125,000 square feet of offices, production and research and development facilities at these locations for administrative, development and production activities. A small portion of space is sublet to another entity. The lease terms expire at various times through August 2006. The Company has the option to extend the leases for up to ten additional years. The Company believes these facilities will be adequate for operations for the next several years.

Item 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "MFIC". The following table sets forth the range of quarterly high and low bid quotations for the last two fiscal years, as furnished by the National Association of Securities Dealers Automated Quotation System. The quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

------------------------------------------------------------------------------------------------
Quarters Ended       12/31     9/30      6/30      3/31      12/31     9/30      6/30      3/31
                     1999      1999      1999      1999      1998      1998      1998      1998
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Common Stock
------------------------------------------------------------------------------------------------
Low                    1/4      3/8       1/4       5/8      13/16    1-1/8         2     2-3/8
------------------------------------------------------------------------------------------------
High                  7/16    13/16       3/4         1     1-5/16   2-7/16   2-13/16    3-5/16
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------

     As of March 16, 2000, there were approximately 379 holders of record of the Company's Common Stock.

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

Item 6. SELECTED FINANCIAL DATA

     The selected financial information presented below is derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

     As discussed in Note F to the accompanying financial statements, in August 1998, the Company acquired the assets and assumed certain liabilities of two businesses, Morehouse-COWLES and Epworth Manufacturing Company. These acquisitions were accounted for as a purchase. Accordingly, in the accompanying financial statements, the results of operations and cash flows include Morehouse-COWLES and Epworth Mill for all of 1999 but do not include them for periods prior to August 15, 1998.

Selected Statement of Operations Data

-------------------------------------------------------------------------------------------------------------------------------
                                   Year Ended          Year Ended          Year Ended         Year Ended          Year Ended
                               December 31, 1999   December 31, 1998   December 31, 1997  December 31, 1996   December 31, 1995
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Total revenues                    $14,024,369         $ 8,869,679        $ 7,105,706         $ 6,273,768         $ 5,273,399
-------------------------------------------------------------------------------------------------------------------------------
Operating expenses                 14,417,304           9,968,142          6,702,410           5,922,885           6,556,747
-------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)              (392,935)         (1,098,463)           403,296             350,883          (1,283,348)
-------------------------------------------------------------------------------------------------------------------------------
Interest expense                     (542,045)           (149,043)
-------------------------------------------------------------------------------------------------------------------------------
Other income                           58,847                                 50,012              50,009
-------------------------------------------------------------------------------------------------------------------------------
Interest income                         9,835             119,492            159,256             100,612              98,675
-------------------------------------------------------------------------------------------------------------------------------
Gain on sale of investments
  and assets                           11,864              36,203             91,863                                 174,776
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes           (854,434)         (1,091,811)           704,427             501,504          (1,009,897)
-------------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                       (413,630)           403,630                              (1,107,422)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                    (854,434)         (1,505,441)         1,108,057             501,504          (2,117,319)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per share:               $(.15)             $ (.28)             $ .23               $ .10              $ (.43)
Net income (loss) per share
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:             $(.15)             $ (.28)             $ .22               $ .10              $ (.43)
Net income (loss) per share
-------------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data
-------------------------------------------------------------------------------------------------------------------------------
Working capital                     1,404,820         $ 1,575,113        $ 6,805,556         $ 6,072,621         $ 5,599,714
-------------------------------------------------------------------------------------------------------------------------------
Total assets                       13,227,316          14,700,022          8,872,218           7,183,324           6,715,986
-------------------------------------------------------------------------------------------------------------------------------
Long term debt                        775,000             675,000
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                7,161,111           8,029,786          7,538,143           6,428,523           6,029,081
-------------------------------------------------------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

     As discussed in Note F to the accompanying financial statements, in August 1998, the Company acquired the assets and assumed certain liabilities of two businesses, Morehouse-COWLES and Epworth Manufacturing Company. These acquisitions were accounted for as a purchase. Accordingly, in the accompanying financial statements, the results of operations and cash flows include Morehouse-COWLES and Epworth Mill for all of 1999 but do not include them for periods prior to August 15, 1998.

     Total revenues for the year ended December 31, 1999 were $14,024,369 as compared to revenues of $8,869,679 for the year ended December 31, 1998, representing an increase of $5,154,690, or 58%. This increase in revenues was the result of $4,790,861 in additional revenue generated by the Company's Epworth Mill and Morehouse-COWLES divisions, and an increase in sales by the Microfluidics Division of the Company in the amount of $363,829.

     For the Microfluidics Division, North American sales for the year ended December 31, 1999 increased to $4,518,962, or 5% as compared to North American sales of $4,299,285 for the year ended December 31, 1998. This increase in North American sales was principally due to an increase in the sale of spare parts. Foreign sales were $1,899,989 for the year ended December 31, 1999 compared to $1,755,836 for the year ended December 31, 1998, an increase of approximately $144,000 or 8%. This increase in foreign sales was principally due to an increase in the sale of machines compared to 1998.

     Within the Microfluidics Division, sales of the M-110 Laboratory Series decreased by approximately $240,000, from $2,555,842, or 42% of sales, in 1998 to $2,315,636, in 1999, or 36% of sales, while spare part sales increased by approximately $484,000 to 37% of sales, to $2,404,936 in 1999, from $1,920,491 in 1998. Sales of a new line, the M-700 Series, accounted for approximately $572,000, or 9% of sales in 1999. Sales of the M-210 Series decreased by approximately $295,000 to 3% of division sales to $204,853 in 1999 from $499,372, or 8% of sales, in 1998. In addition, the Company's sale of M-610 large volume production units in fiscal 1999 was one unit, down from three units from fiscal 1998, representing a decrease of approximately $598,000.

     Total cost of goods sold for 1999 was $7,990,398 or 57% of revenue, as compared to $4,954,826 or 56% of revenue for 1998. The increase in cost of goods sold in absolute dollars reflects the increase in sales generated by the Epworth Mill and Morehouse-COWLES operating divisions of the Company, offset by a decrease in cost of goods sold by the Microfluidics Division of approximately $408,000. For the Microfluidics Division of the Company, cost of goods sold was $2,403,245, or 37% of sales, compared to $2,810,954, or 46% of sales, for 1998.
The decrease in cost of goods sold was due to reduced sales of large volume machines, which have a lower gross profit margin. The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plan units sold, due to the difference in costs between air driven and electric-hydraulic units.

     Total operating expenses for 1999 were $6,426,906 or 46% of revenue, as compared to $5,013,316, or 57% of revenue, for 1998, which is an increase of $1,413,590, or 28%.

     Research and development expenses for 1999 were $927,582 compared to $935,880 for 1998, a decrease of $8,298, or 1%. Excluding research and development expenses attributable to the Epworth Mill and Morehouse-COWLES operating divisions of the Company of $359,463, which represented an increase of approximately $102,000, the decrease in research and development expenses of the Microfluidics Division of approximately $110,000 is primarily due to a decrease in payroll and related costs of approximately $121,000, offset by a decrease in grant reimbursement funds of approximately $27,000.

     Sales and Marketing expenses for 1999 increased approximately $571,000, from $2,363,844 in 1998 to $2,934,668, or 24%. Excluding selling expenses of approximately $938,000 attributable to the Epworth Mill and Morehouse-COWLES divisions of the Company, selling expenses increased by approximately $145,000, from $1,851,584 to $1,996,277 due to an increase in advertising expense of approximately $92,000, travel and entertainment expenses of approximately $40,000, and printing expenses of approximately $33,000.

     For the year ended December 31, 1999, general and administrative expenses increased by approximately $851,000, from $1,713,592 for the year ended December 31, 1998, to $2,564,656. Excluding expenses attributable to the Epworth Mill and Morehouse-COWLES operating divisions of the Company of approximately $877,000 in 1999 and $396,000 in 1998, general and administrative expenses increased approximately $370,000, principally due to an increase in amortization of goodwill in connection with the purchases of the assets and selected liabilities of the Epworth Mill and Morehouse-COWLES divisions of approximately $246,000, and an increase in professional fees of approximately $170,000, offset by a decrease in corporate overhead of approximately $23,000.

     Interest income for 1999 decreased to $9,835 from $119,492 for 1998, a decrease of $109,657 or 92%. The decrease for 1999 was due to the amount of cash available to invest.

     The Company realized a gain on the sale of a portion of the Company's holdings in PolyMedica Industries, Inc. in the amount of $36,203 for the year ended 1998, and a gain on the sale of Cardiotech International, Inc., in the amount of $11,864 for 1999.

     The Company realized a gain on the sale of fixed assets in 1999 of $58,847.

     In the fourth quarter of 1998, the Company adjusted the valuation allowance against its deferred tax assets, resulting in a charge of $413,630, due to the uncertainty of earning sufficient taxable income to realize the benefit of the deferred tax assets. The Company had a sales backlog of $3,371,000 and $1,188,000 at March 16, 2000 and March 16, 1999, respectively, consisting of purchase commitments for each division's line of equipment.


     Fiscal 1998 Compared to Fiscal 1997

     Total revenues for the year ended December 31, 1998 were $8,869,679 as compared to revenues of $7,105,706 for the year ended December 31, 1997, representing an increase of $1,763,973, or 25%. This increase in revenues was the result of $2,814,557 in additional revenue generated by the Company's Epworth Mill and Morehouse-COWLES divisions offset by a decrease in sales by the Microfluidics Division of the Company, of $1,050,584.

     For the previously sole operating division of the Company, North American sales for the year ended December 31, 1998 increased to $4,299,285, or 6% as compared to North American sales of $4,070,290 for the year ended December 31, 1997. This increase in North American sales was principally due to an increase in the sale of machines. Foreign sales were $1,755,836 for the year ended December 31, 1998 compared to $3,035,416 for the year ended December 31, 1997, a decrease of approximately $1,279,580 or 42%. This decrease in foreign sales was principally due to a decrease in the sale of machines compared to 1997.

     Within the Microfluidics Division, sales of the M-110 Laboratory Series increased by approximately $261,000, to $2,555,842, or 42% of sales, in 1998 from $2,295,324, in 1997, while spare part sales increased by approximately $49,000 to 32% of sales, to $1,920,491 in 1998, from $1,871,424 in 1997. Sales of the M-210 Series decreased by approximately $1,229,000 to 8% of division sales to $499,372, in 1998 from $1,727,953, or 24% of sales, in 1997. In addition, the Company's sale of large volume production units in fiscal 1998 was three units, down from five units from fiscal 1997, representing a decrease of approximately $297,000.

     Total cost of goods sold for 1998 was $4,954,826 or 56% of revenue, as compared to $3,265,593 or 46% of revenue for 1997. The increase in cost of goods sold in absolute dollars reflects the increase in sales generated by the new Epworth Mill and Morehouse-COWLES operating divisions of the Company, offset by a decrease in sales of machines by the Microfluidics Division. For the Microfluidics Division of the Company, cost of goods sold was $2,810,954, or 46% of sales, compared to $3,265,923, or 46% of sales, for 1997. The decrease in cost of goods sold was due to reduced foreign sales. The Company's three major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold. Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plan units sold, due to the difference in costs between air driven and electric-hydraulic units.

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

     Sales and marketing expenses for 1998 increased approximately $616,000 or 35% from $1,748,146 to $2,363,844. Excluding selling expenses of approximately $512,000 attributable to the new Epworth Mill and Morehouse-COWLES divisions of the Company, selling expenses increased by approximately $103,000, from $1,748,146 to $1,851,584, due to an increase in outside commissions of approximately $73,000, consulting expense of approximately $29,000, delivery expense of approximately $23,000, partially offset by a decrease in payroll and related costs of approximately $61,000.

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

     In the fourth quarter of 1998, the Company adjusted the valuation allowance against its deferred tax assets, resulting in a charge of $413,630, due to the uncertainty of earning sufficient taxable income to realize the benefit of the deferred tax assets. The Company had a sales backlog of $1,187,837 and $601,781 at March 16, 2000 and March 16, 1999, respectively, consisting of purchase commitments for each divisions' line of equipment.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the acquisition of the Epworth Mill and Morehouse-COWLES divisions, the Company had financed its operations primarily through the use of cash and cash equivalents on hand, and cash flows from operations.

     The Company generated cash of $970,442 in 1999 used cash of $1,259,391 in 1998, and generated cash of $1,289,874 from operations in 1999, 1998, and 1997, respectively. In 1999, the Company's principal operating cash requirements were to fund its net loss from operations, an increase in trade and other receivables, an increase in prepaid expenses, offset by a decrease in current liabilities and a decrease in inventory. In 1998, the Company's principal operating cash requirements were to fund its net loss from operations and reduce other current liabilities, offset by decreases in inventory and trade and other receivables. In 1997, the amount of the cash increase was principally the result of net income increased by an increase in current liabilities of $569,274 and decreased by a non-cash tax benefit of $403,630 and an increase in inventories of $145,170.

     The Company used cash of $23,855 for investing activities in 1999. Net cash generated by investing activities included the proceeds from the sale of assets, net of the purchase of capital equipment. As of December 31, 1999, the Company had no material commitments for capital expenditures. The Company utilized $6,638,534 for investing activities in 1998. Net cash used for investing activities included the excess cost of assets purchased in the acquisition of the Epworth Mill and Morehouse-COWLES divisions over their fair value, business assets acquired net of cash, as well as the purchase of capital equipment. The Company generated cash from investing activities in 1997 of $23,424, principally from the sale of investments for $91,863, offset by the purchase of fixed assets of $68,439.

     For financing activities, the Company used cash of $1,301,128 in 1999, generated cash of $4,365,424 in 1998, and used cash of $16,638 in 1997 respectively. In 1999 cash was used to pay down the line of credit, and purchase treasury stock, and was offset in part by the issuance of stock under the employee stock option plan. In 1998, cash was generated from the proceeds of borrowings to finance the acquisition of the Epworth Mill and Morehouse-COWLES divisions. In 1997, this amount was principally the result of the purchase of treasury stock, offset, in part, by the issuance of stock under the Company's employee stock option and purchase plans.

     The cash and cash equivalents balance at December 31, 1999 was $196,172, a decrease of $354,541 from the December 31, 1998 balance of $550,713. At December 31, 1999, the Company maintained a line of credit with Comerica Bank. The line of credit facility provided for maximum borrowing of $3,425,000. As of December 31, 1999 and March 16, 2000, the Company had borrowings of $3,075,815 and $2,248,489 respectively (See Subsequent Events footnote with regard to the borrowings at March 16, 2000).

     Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

NASDAQ DELISTING

     The Company's Common Stock was listed on the Nasdaq National Market (the "National Market") under the symbol "MFIC". The Company was notified by the National Market that, as of October 9, 1998, the Company was not in compliance with the National Market requirements for the continued listing of its Common Stock because the public float of the Common Stock was less than $5,000,000 for more than thirty consecutive days. Nasdaq calculates the market value of a Company's common stock by multiplying the closing bid price of the stock by the number of shares held by non-affiliates. The Company estimated that 4,494,502 shares were currently held by non-affiliates. The notice from the National Market further stated that the Company's Common Stock would be delisted as of January 18,1999 if the public float was not $5,000,000 or more for a period of ten consecutive trading days during the ninety-day period from October 19, 1998 to January 17, 1999. Further, as of September 30, 1998, the Company fell below another of the National Market's continued listing requirements - its net tangible assets (total assets minus goodwill) had fallen below $4,000,000 to $3,251,953. Finally on March 11, 1999, the National Market notified the Company that the Company was not in compliance with the minimum bid price requirement. As of March 24, 1999, the Company had still not satisfied any one of the three foregoing requirements. The Company requested a hearing before the National Market to request a "phase-down" to the Nasdaq SmallCap Market. This meeting took place on March 19, 1999. The Company's request was not granted and on April 23, 1999 the Company's stock was delisted from the National Market. The Company is currently listed on the Over the Counter Bulletin Board. The liquidity of such securities may be impaired not only in the number of shares that could be bought and sold, but also through delays in the timing of transactions, reductions in securities analysts' and media coverage of the Company, and lower prices than might otherwise be attained.

NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for the Derivative Instruments and Hedging Activities," which is effective for the Company's quarter ended March 31, 2001. SFAS No. 133 significantly modifies Accounting and Reporting Standards for derivatives and hedging Activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.

YEAR 2000 DISCLOSURE

     The Year 2000 issue was primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. As a result, such computer systems would be unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors leading to a disruption in the operation of such systems. In 1998 the Company developed a strategic plan to update its information systems in order to meet business needs. In 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The Company devoted the necessary resources to identify and modify systems potentially impacted by Year 2000, or implement new systems to become Year 2000 compliant in a timely manner. In 1999, the Company executed its Year 2000 plan as systems potentially impacted by Year 2000 were identified and, if necessary, modified. In addition, the Company developed contingency plans for key operational areas that could have been impacted by the Year 2000 problem. The Company did not incur any significant Year 2000 issues during or after the move into the new calendar year. The total cost of executing the Company's Year 2000 plan in 1999 was approximately $75,000.

CERTAIN FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Management believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company's plan to achieve full sales/marketiing and operational integration of its divisions, to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties:
(i) the ability to manage the integration of the Epworth Mill, Morehouse-COWLES, and Microfluidics divisions into a cohesive operation and the successful operating results of such integrated operations, (ii) whether the performance advantages of the Company's Microfludizer/(R)/ or Zinger/(R)/ materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company's ability to comply with the covenants and terms of the Company's loan agreement with its senior lender.

ITEM 7A)  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     The Company's fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

     The Company had approximately $3,076,000 of variable rate borrowings outstanding under its revolving credit agreement. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $29,000 negative effect on the Company's earnings and cash flows.

     For additional information about the Company's financial instruments, see Notes G and Note N.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its Subsidiaries appear on the following pages of this Form 10-K.

                                                                       Page
                                                                       ----

Report of Independent Auditors                                         F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998           F-2 & F-3

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                    F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                    F-5

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1999, 1998 and 1997                F-6

Notes to Consolidated Financial Statements                             F-7

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

Executive Officers

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

Item 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)(1.)   Consolidated Financial Statements.

               The following Consolidated Financial Statements are included in
               Item 8:

                    Consolidated Balance Sheets as of December 31, 1999 and 1998

                    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                    Notes to Consolidated Financial Statements

                    Report of Independent Auditors

     (a)(2.)   Financial Statement Schedules.

               All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (a)(3.)   List of Exhibits.

Exhibit Number                      Description of Exhibit
--------------                      ----------------------

    3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and as Exhibit 3.1(a) to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference).

    3(b)       Amended and Restated By-Laws for the Company (filed as Exhibit
               3.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

 **10.1        1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

 **10.2       1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

   10.3        1989 Non-Employee Directors Stock Option Plan (filed as Exhibit
               10.1 to the Company's registration statement on Form S-8 filed
               October 22,1996 and incorporated herein by reference).

   10.4        Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23,
               1997 between Microfluidics International Corporation and J. Frank
               Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South
               Registry of Deeds in Book 11682, Page 384 (filed as Exhibit
               3.10(a) to the Company's form 10-Q for the quarterly period ended
               June 30, 1997 and incorporated herein by reference).

   10.5        Letter of Understanding between Microfluidics International
               Corporation and Worcester Polytechnic Institute dated as of April
               3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   10.6        Agreement between Microfluidics International Corporation and
               Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit
               3.10(g) to the Company's Form 10-K for the fiscal year ended
               December 31, 1993 and incorporated herein by reference) with amendments dated September 1, 1994 and March 31, 1995.

   10.7        Amendment to agreement dated September 1, 1994 between
               Microfluidics International Corporation and Catalytica, Inc.
               dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

   10.8        Amendment to agreement dated March 31, 1995 between Microfluidics
               International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form
               10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference)

   10.9        License Agreement among Microfluidics International Corporation,
               Worcester Polytechnic Institute and Catalytica, Inc. dated as of
               October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form
               10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 **10.10       Amendment to agreement dated September 1, 1994 between
               Microfluidics International Corporation and Catalytica, Inc.
               dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

 **10.11       Letter, dated August 15, 1995, from Microfluidics International
               Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.12       Letter, dated December 31, 1995 from Microfluidics International
               Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   10.13       Warrant for the Purchase of Shares of Common Stock, dated July
               14, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as
               Exhibit 3.10(l) to the Company's Form 10-K or fiscal year ended
               December 31, 1996 and incorporated herein by reference).

   10.14       Letter, dated December 31, 1996, from Microfluidics International
               Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(o) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   10.15       Agreement between Microfluidics International Corporation and
               Catalytica, Inc. dated January 1,1995 regarding participation in and management of the Advanced Technology Program (ATP). (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   10.16 Consulting Agreement with James Little. (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  *10.17       Supplemental Agreement between Catalytica Advanced Technologies,
               Inc. and Microfluidics International Corporation dated
               December 31, 1997.

 **10.18       Letter dated December 31, 1997, from Microfluidics International
               Corporation to Irwin J. Gruverman and G & G Diagnostics Corp.

   10.19       1988 Stock Plan as amended (filed as Exhibit 10(a) to the
               Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

   10.20 Asset Purchase Agreement dated as of June 19, 1998, by and among the Company, Epworth Manufacturing Company and Morehouse-COWLES,
               Inc.(filed as Exhibit 2.1 to Schedule 13D of Bret A. Lewis, File
               No. 005-35850, and incorporated herein by reference).

   10.21       Stockholders Agreement dated August 14, 1998, by and among the
               Company and J.B. Jennings and Bret A. Lewis (filed as exhibit 2.2 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by reference.

   10.22       $500,000 Subordinated Promissory Note issued by the Company to
               Epworth Manufacturing Company (filed as exhibit 99.2 to the
               Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   10.23       $300,000 Subordinated Promissory Note issued by the Company to
               Epworth Manufacturing Company (filed as exhibit 99.2 to the
               Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   10.24       Revolving credit loan between Comerica Bank and the Company dated
               August 12, 1998 (filed as Exhibit 10.1 to the Company's form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

   10.25       Letter Dated December 31, 1998 from Microfluidics International
               Corporation To Irwin J. Gruverman (filed as exhibit 3.10(2) to the Company's Annual Report on Form 10-K for fiscal year ended
               December 31, 1998 and incorporated herein by reference).

  *10.26 Revolving Credit and Term Loan Agreement among MFIC Corporation and National Bank of Canada dated February 28, 2000.

  *10.27       Revolving Credit Note of the Company in favor of National Bank of
               Canada in the amount of $4,000,000.00 dated February 28, 2000.

  *10.28 Term Note of the Company in favor of National Bank of Canada in the amount of $475,000.00 dated February 28, 2000.

  *10.29 Security Agreement of the Company in favor of National Bank of Canada dated February 28, 200.

  *10.30       Trademark and Trademark Applications Security Agreement of the
               Company in favor of National Bank of Canada dated February 28,
               2000.

  *10.31 Patent and Patent Applications Security Agreement of the Company in favor of National Bank of Canada dated February 28, 2000.

  *10.32       Unlimited Guaranty of Microfluidics Corporation in favor of
               National Bank of Canada dated February 28, 2000.

  *10.33       Stock Pledge Agreement between the Company and National Bank of
               Canada dated February 28, 2000.

  *10.34       Subordination Agreement among the Company, Lake Shore Industries,
               Inc. and National Bank of Canada dated as of February 28, 2000.

  *10.35       Subordinated Promissory Note on the Company in favor of Lake
               Shore Industries, Inc. in the amount of $300,000.00 dated
               February 28, 2000.

  *10.36       Forbearance Agreements with Comerica Bank.

  *10.37       Settlement Agreement dated January 17, 2000 by and among the
               Company, Bret A. Lewis, J. B. Jennings, Lake Shore Industries,
               Inc., and JLJ Properties, Inc., with $300,000 Subordinated
               Promissory Note dated February 28, 2000 issued by the Company to
               Lake Shore Industries, Inc. (FKA Epworth Manufacturing Company,
               Inc).

  *10.38       Letter dated December 31, 1999 from MFIC Corporation to Irwin J.
               Gruverman and G&G Diagnostics Corp.

  *10.39       Letter dated December 31, 1999 from MFIC Corporation to Irwin J.
               Gruverman.

  *10.40 First Amendment to Revolving Credit and Term Loan Agreement between the Company and National Bank of Canada dated
               March 30, 2000.

  *23(a)       Consent of Deloitte & Touche LLP.

  *27          Financial Data Schedule

----------
 * Filed herewith

** Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to of this report.

     (b)  Reports on Form 8-K.

     (c)  Exhibits.

          The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14(a)(3) as set forth above.

     (d)  Financial Statement Schedules.

          See (a)(2) above.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of MFIC
Corporation:

     We have audited the accompanying consolidated balance sheets of MFIC Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFIC Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP


Boston, Massachusetts
March 28, 2000

MFIC CORPORATION
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             December 31,       December 31,
                                                                                       1999               1998
------------------------------------------------------------------------------------------------------------------
Current Assets:
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                            $196,172           $550,713
------------------------------------------------------------------------------------------------------------------
Marketable securities                                                                                     10,080
------------------------------------------------------------------------------------------------------------------
Accounts receivable, less allowance of $65,321 and                                  2,710,684          2,284,840
$100,000 in 1999 and 1998 respectively.
------------------------------------------------------------------------------------------------------------------
Other receivables                                                                     108,607             84,845
------------------------------------------------------------------------------------------------------------------
Accounts receivable- related party                                                     23,252             24,417
------------------------------------------------------------------------------------------------------------------
Inventories                                                                         3,477,123          4,450,926
------------------------------------------------------------------------------------------------------------------
Prepaid expenses                                                                      180,187            164,528
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                6,696,025          7,570,349
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Equipment and Leasehold Improvements, at cost:
------------------------------------------------------------------------------------------------------------------
Furniture, fixtures and office equipment                                              461,852            436,447
------------------------------------------------------------------------------------------------------------------
Machinery and equipment                                                               929,330            893,388
------------------------------------------------------------------------------------------------------------------
Leasehold improvements                                                                310,563            310,563
------------------------------------------------------------------------------------------------------------------
                                                                                    1,701,745          1,640,398
------------------------------------------------------------------------------------------------------------------
Less: Accumulated depreciation and amortization                                      (859,875)          (644,065)
------------------------------------------------------------------------------------------------------------------
                                                                                      841,870            996,333
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Goodwill (net of accumulated amortization of $554,329 in                            5,610,130          6,010,130
1999 and $154,329 in 1998 respectively)
------------------------------------------------------------------------------------------------------------------
Patents, licenses and other intangible assets (net of                                  79,291            123,210
accumulated amortization of $467,389 in 1999 and $423,470
in 1998)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       13,227,316         14,700,022
------------------------------------------------------------------------------------------------------------------

----------
See notes to consolidated financial statements

MFIC CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                                                  December 31,       December 31,
                                                                                          1999               1998
---------------------------------------------------------------------------------------------------------------------
Current Liabilities:
---------------------------------------------------------------------------------------------------------------------
Accounts payable and other accrued expenses                                           $ 1,480,220        $ 1,158,999
---------------------------------------------------------------------------------------------------------------------
Accrued interest- related party                                                            77,500             20,164
---------------------------------------------------------------------------------------------------------------------
Accrued compensation                                                                       34,543             78,488
---------------------------------------------------------------------------------------------------------------------
Accrued vacation pay                                                                       85,169             98,667
---------------------------------------------------------------------------------------------------------------------
Customer advances                                                                         537,958            166,136
---------------------------------------------------------------------------------------------------------------------
Line of credit                                                                          3,075,815          4,347,782
---------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt- related party                                                             125,000
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               5,291,205          5,995,236
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion- related party                                     775,000            675,000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Stockholders Equity:
---------------------------------------------------------------------------------------------------------------------
Common Stock, par value $.01 per share, 20,000,000 shares                                  60,613             60,570
authorized; 6,061,307 and 6,056,983 shares issued and
outstanding at December 31, 1999 and 1998, respectively
---------------------------------------------------------------------------------------------------------------------
Additional paid-in capital                                                             12,494,839         12,491,423
---------------------------------------------------------------------------------------------------------------------
Accumulated deficit                                                                    (4,720,234)        (3,865,800)
---------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                                                        10,080
---------------------------------------------------------------------------------------------------------------------
Less: Treasury Stock, at cost, 242,719 and 235,219 shares in                             (674,107)          (666,487)
1999 and 1998 respectively
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              7,161,111          8,029,786
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                             $13,227,316        $14,700,022
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

----------
See notes to consolidated financial statements

MFIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                     Year ended          Year ended        Year ended
                                                                   Dec. 31, 1999       Dec. 31, 1998      Dec. 31, 1997
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                            $14,024,369         $8,869,679         $7,105,706
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                    7,990,398          4,954,826          3,265,593
-----------------------------------------------------------------------------------------------------------------------
Research and development                                                927,582            935,880            459,240
-----------------------------------------------------------------------------------------------------------------------
Selling, general and administrative                                   5,499,324          4,077,436          2,977,577
-----------------------------------------------------------------------------------------------------------------------
Total cost and expenses                                              14,417,304          9,968,142          6,702,410
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                          (392,935)        (1,098,463)           403,296
-----------------------------------------------------------------------------------------------------------------------
Interest expense                                                       (542,045)          (149,043)
-----------------------------------------------------------------------------------------------------------------------
Interest income                                                           9,835            119,492            159,256
-----------------------------------------------------------------------------------------------------------------------
Other income                                                             58,847                                50,012
-----------------------------------------------------------------------------------------------------------------------
Gain on sale of investments                                              11,864             36,203             91,863
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      (854,434)        (1,091,811)           704,427
-----------------------------------------------------------------------------------------------------------------------
Income tax benefit (provision)                                                            (413,630)           403,630
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      (854,434)        (1,505,441)         1,108,057
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Basic Earnings per share:
-----------------------------------------------------------------------------------------------------------------------
Average shares outstanding: basic                                     5,818,588          5,296,923          4,914,722
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                               $(.15)             $(.28)              $.23
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings per share:
-----------------------------------------------------------------------------------------------------------------------
Average shares outstanding: diluted                                   5,818,588          5,296,923          4,966,998
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                               $(.15)             $(.28)              $.22
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive
(Loss) Income
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                     $(854,434)       $(1,505,441)        $1,108,057
-----------------------------------------------------------------------------------------------------------------------
Unrealized depreciation on marketable securities                                           (45,558)           (11,799)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                           $(854,434)       $(1,550,999)        $1,096,258
-----------------------------------------------------------------------------------------------------------------------

----------
See notes to consolidated financial statements

MFIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                               Year ended Dec.  Year ended Dec.     Year ended Dec.
                                                                  31, 1999         31, 1998            31, 1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operations:
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $(854,434)      $(1,505,441)       $1,108,057
-------------------------------------------------------------------------------------------------------------------
Reconciliation of net income to cash used by operations:
-------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                        692,948           321,251           105,383
-------------------------------------------------------------------------------------------------------------------
Issuance of common stock employee compensation                                                            30,000
-------------------------------------------------------------------------------------------------------------------
Bad debt expense (income)                                            (34,679)           30,000            19,877
-------------------------------------------------------------------------------------------------------------------
Gain on sale of investments                                          (11,864)          (36,203)          (91,863)
-------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                                               (58,847)
-------------------------------------------------------------------------------------------------------------------
Income tax (benefit) provision                                                         413,630          (403,630)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash due to change in:
-------------------------------------------------------------------------------------------------------------------
   Receivables and other receivables                                (413,762)          391,771           102,852
-------------------------------------------------------------------------------------------------------------------
   Inventories                                                       973,803           766,258          (145,170)
-------------------------------------------------------------------------------------------------------------------
   Prepaid expenses                                                  (15,659)          (48,615)           (4,906)
-------------------------------------------------------------------------------------------------------------------
   Current liabilities                                               692,936        (1,592,042)          569,274
-------------------------------------------------------------------------------------------------------------------
Net cash from (used by) operations                                   970,442        (1,259,391)        1,289,874
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Cash flows from (used by) investing activities:
-------------------------------------------------------------------------------------------------------------------
Proceeds from sale of investments                                     11,864            36,203            91,863
-------------------------------------------------------------------------------------------------------------------
Proceeds from sale of assets                                         169,394
-------------------------------------------------------------------------------------------------------------------
Excess of cost over assets purchased (goodwill)                                     (3,339,459)
-------------------------------------------------------------------------------------------------------------------
Purchase of fixed assets and leasehold improvements                 (205,113)         (233,062)          (68,439)
-------------------------------------------------------------------------------------------------------------------
Business assets acquired net of cash                                                (3,102,216)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Net cash used (provided by) investing activities                     (23,855)       (6,638,534)           23,424
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Cash flows from (used by) financing activities:
-------------------------------------------------------------------------------------------------------------------
(Payments) proceeds from line of credit                           (1,271,967)        4,347,782
-------------------------------------------------------------------------------------------------------------------
Principal payments on long term debt                                 (25,000)
-------------------------------------------------------------------------------------------------------------------
Issuance of common stock under employee stock purchase plan                              7,724            21,788
-------------------------------------------------------------------------------------------------------------------
Issuance of common stock under employee stock option plan              3,459            25,061            16,964
-------------------------------------------------------------------------------------------------------------------
Treasury stock purchased                                              (7,620)          (15,143)          (55,390)
-------------------------------------------------------------------------------------------------------------------
Net cash from (used by) financing activities                      (1,301,128)        4,365,424           (16,638)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash Equivalents                (354,541)       (3,532,501)        1,296,660
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       550,713         4,083,214         2,786,554
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             196,172           550,713         4,083,214
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
-------------------------------------------------------------------------------------------------------------------
Assets acquired in exchange for notes and common stock                               2,825,000
-------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                               479,560           100,861
-------------------------------------------------------------------------------------------------------------------

----------
See notes to consolidated financial statements.

MFIC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1999, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------
                            Numbers of       Common       Additional     Accumulated  Accumulated  Number of  Treasury     Total
                            Shares of       Stock at        paid-in        deficit       Other     Shares of   Stock
                              Common        par value       capital                  Comprehensive Treasury
                              Stock                                                     Income      Stock
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996     5,094,781        $50,948     $10,374,508    $(3,468,416)   $67,437   192,119   $(595,954)   $6,428,523
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Change in unrealized
  depreciation on
  marketable securities                                                                 (11,799)                            (11,799)
------------------------------------------------------------------------------------------------------------------------------------
Stock options exercised          9,175             91          16,873                                                        16,964
------------------------------------------------------------------------------------------------------------------------------------
Stock in lieu of salary         20,000            200          29,800                                                        30,000
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from employee
  stock purchase plan           12,848            129          21,659                                                        21,788
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock                                                                                     28,600     (55,390)      (55,390)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 1,108,057                                      1,108,057
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997     5,136,804         51,368      10,442,840     (2,360,359)    55,638   220,719    (651,344)    7,538,143
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Change in unrealized
  depreciation on
  marketable securities                                                                 (45,558)                            (45,558)
------------------------------------------------------------------------------------------------------------------------------------
Stock options exercised         16,250            163          24,898                                                        25,061
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from employee
  stock purchase plan            3,929             39           7,685                                                         7,724
------------------------------------------------------------------------------------------------------------------------------------
Issuance of stock in
  conjunction with
  purchase of Epworth and
  Morehouse divisions          900,000          9,000       2,016,000                                                     2,025,000
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock                                                                                     14,500     (15,143)      (15,143)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                  (1,505,441)                                    (1,505,441)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998     6,056,983         60,570      12,491,423     (3,865,800)    10,080   235,219    (666,487)    8,029,786
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Reclassification
  adjustment for gain
  included in net income                                                                (10,080)                            (10,080)
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from employee
  stock purchase plan            4,324             43           3,416                                                         3,459
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock                                                                                      7,500      (7,620)       (7,620)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                    (854,434)                                      (854,434)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999     6,061,307        $60,613     $12,494,839    $(4,720,234)        $0   242,719   $(674,107)   $7,161,111
------------------------------------------------------------------------------------------------------------------------------------

----------
See notes to consolidated financial statements

MFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     1.   Description of Business

          MFIC Corporation ("MFIC" or the "Company"), through its wholly-owned subsidiaries, Microfluidics Corporation ("Microfluidics") and MediControl Corporation ("MediControl"), its Microfluidics Division, as well as its operating divisions, Epworth Mill and Morehouse-COWLES specializes in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer(R) materials processor systems are produced at the Microfluidics Division, while dispersers, dissolvers, colloid mills and vertical media mills are produced at the Morehouse-COWLES Division, and horizontal media mills and ball mills are produced at the Epworth Mill Division, which also sells and distributes grinding media.

     2.   Consolidation

          The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Microfluidics Corporation ("MFIC") and MediControl Corporation ("MediControl").

          All significant intercompany transactions have been eliminated.

     3.   Cash Equivalents

          The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

     4.   Marketable Securities

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

     5.   Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     6.   Equipment and Leasehold Improvements

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

     7.   Patents, Licenses, Other Intangible Assets and Goodwill

          Patents, patent applications, rights and goodwill are stated at acquisition cost. Amortization is recorded using the straight-line method over the shorter of the legal lives or useful life of the patents. Goodwill is being amortized over 15 years.

     8.   Impairment of Long-Lived Assets

          At each balance sheet date, the Company assesses whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceeds its net carrying value as of the assessment date. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As of December 31, 1999 and 1998 there were no such impairments.

      9.  Income Taxes

          The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

     10.  Revenue Recognition

          Product sales and related cost of sales are reflected in income when goods are shipped.

     11.  Earnings (Loss) per Share

          Basic net income (loss) per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock unless the effects of such equivalent shares were antidilutive.

          A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) per share from continuing operations is shown below. Options to purchase 1,304,731, 1,416,587 and 946,150 shares of common stock were outstanding for the years ended 1999, 1998 and 1997, respectively. All options outstanding during 1999 and 1998 were excluded from computation of diluted EPS because the effect of such options would have been antidilutive, and the options exercise price was greater than the average market price of common. For 1997, 52,276 shares were included in the computation.

--------------------------------------------------------------------------------
                                               1999          1998         1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Average shares outstanding- basic           5,818,588     5,296,923    4,914,722
--------------------------------------------------------------------------------
Basic earnings (loss) per share:                $(.15)        $(.28)        $.23
--------------------------------------------------------------------------------
Average shares outstanding                  5,818,588     5,296,923    4,914,722
--------------------------------------------------------------------------------
Effect of dilutive stock options                                          52,276
--------------------------------------------------------------------------------
Average shares outstanding- diluted         5,818,588     5,296,923    4,966,998
--------------------------------------------------------------------------------
Diluted earnings (loss) per share               $(.15)        $(.28)        $.22
--------------------------------------------------------------------------------

     12.  Use of Estimates

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

     13.  New Accounting Pronouncements

          In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for the Derivative Instruments and Hedging Activities," which is effective for the Company's quarter ended March 31, 2001. SFAS No. 133 significantly modifies Accounting and Reporting Standards for derivatives and hedging Activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.

     14.  Fair Value of Financial Instruments

          Marketable securities are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term nature of these accounts. The Company's bank debt, because it carries a variable interest rate, is stated at its approximate fair market value. The Company's subordinated debt bears interest at 10%, which approximates fair market value.

     15. Certain 1997 amounts have been reclassified to conform with 1999 and 1998 presentations.


B.   INDUSTRY SEGMENT, EXPORT SALES AND MAJOR CUSTOMER:

     The Company has one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries.

     Sales to Europe were approximately $1,024,000, $832,000, and $1,453,000, and sales to Asia were approximately $1,542,000, $924,000, and $1,582,000 in 1999, 1998 and 1997, respectively, of the total revenues.

     Mizuho Industrial Co. Ltd. (a distributor) accounted for 20% of revenues in 1997. No other customers accounted for over 10% of the Company's revenues in 1999, 1998 and 1997.


C.   MARKETABLE SECURITIES:

     At December 31, 1998, the Company held 6,720 shares in a publicly traded company, Cardiotech International, Inc.

     In both 1998 and 1997, the Company sold shares of PolyMedica Industries, Inc. (3,940 in 1998 and 10,000 in 1997), at a gain of $36,203 and $91,863 respectively. In 1999, the Company sold 6,720 shares of Cardiotech International, Inc. at a gain of $11,864.


D.   INVENTORY

     The components of inventories are as follows at December 31:

     ---------------------------------------------------------------------------
                                                       1999             1998
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Raw materials                                  $2,070,913       $1,875,881
     ---------------------------------------------------------------------------
     Work in progress                                  320,151        1,075,711
     ---------------------------------------------------------------------------
     Finished goods                                  1,086,059        1,499,334
     ---------------------------------------------------------------------------
     TOTAL                                          $3,477,123       $4,450,926
     ---------------------------------------------------------------------------


E.   INTANGIBLE ASSETS

     The Company purchased the rights and title of certain liposome and microemulsion technology devices from Arthur D. Little in 1985. The unamortized license fee and patent are included in intangible assets and are being amortized using the straight line method over the useful life of the patent, 17 years. Patents and other intangible assets were purchased in 1991 as a result of a share exchange by MediControl stockholders. These patents and other intangible assets were being amortized using the straight line method over five years. In addition, in 1995, the Company capitalized $96,680 of patent costs related to the cooperative venture described in Note L. Amortization charged to expense was $43,920 in 1999, 1998, and 1997.

F.   ACQUISITIONS

     On August 14, 1998 (the "Closing Date") MFIC purchased substantially all of the assets (the "Transferred assets") and assumed certain liabilities of Epworth Manufacturing Company of South Haven, Michigan ("Epworth") and Morehouse-COWLES, Inc. of Fullerton, California ("Morehouse" and together with Epworth, the "Sellers") pursuant to an Asset Purchase Agreement (the "Agreement") dated as of June 19, 1998 by and among MFIC, Epworth and Morehouse. Messrs. J.B. Jennings and Bret A. Lewis were the sole stockholders of both Epworth and Morehouse (the "Principals"). Epworth and Morehouse each manufactures and distributes a product line of crushing/grinding, mixing, dissolving and dispersion systems for solid or solids materials processing that are marketed together under the EMCO U.S.A. trade name.

     In accordance with the Agreement, MFIC paid or delivered to the Sellers the following as consideration for the purchase price: (i) $5,508,480 in cash,
     (ii) two subordinated promissory notes in the aggregate principal amount of $800,000 (the "Promissory Notes") and (iii) 900,000 shares of MFIC's restricted common stock, $.01 par value per share, subject to the restrictions set forth in a Stockholders Agreement among MFIC and the Principals dated August 14, 1998 (the "Stockholders Agreement"). MFIC also incurred approximately $500,000 in expenses. In addition, MFIC assumed approximately $1,930,000 in accounts payable and accrued liabilities. The acquisition has been accounted for under the purchase method of accounting.

     As a result of the acquisition, the Company paid an amount in excess of the fair market value of the assets purchased less liabilities assumed (goodwill). This amount is being amortized over a fifteen year period, which the Company determined to be the proper term.

     If the acquisition had occurred as of January 1, 1997, proforma information for the years ended December 31, 1998 and 1997 would be as follows:

          -----------------------------------------------------------------------------------------
                                                                Year ended Dec.     Year ended Dec.
                                                                   31, 1998            31, 1997
          -----------------------------------------------------------------------------------------

          -----------------------------------------------------------------------------------------
          Revenues                                                $14,719,874        $18,824,327
          -----------------------------------------------------------------------------------------
          Net income (loss)                                        (2,066,436)           938,455
          -----------------------------------------------------------------------------------------
          Earnings (loss) per share:
          -----------------------------------------------------------------------------------------
          Basic:                                                         (.39)               .16
          -----------------------------------------------------------------------------------------
          Diluted:                                                       (.39)               .16
          -----------------------------------------------------------------------------------------

G.   INDEBTEDNESS

     Long-term debt consisted of:

--------------------------------------------------------------------------------
                                         December 31, 1999     December 31, 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10% subordinated note payable                 $475,000             $500,000
--------------------------------------------------------------------------------
10% subordinated note payable                  300,000              300,000
--------------------------------------------------------------------------------
                                               775,000              800,000
--------------------------------------------------------------------------------
Less current portion                                                125,000
--------------------------------------------------------------------------------
TOTAL                                         $775,000             $675,000
--------------------------------------------------------------------------------

     The subordinated notes are payable to the former Principals of Morehouse and Epworth. Subsequent to December 31, 1999, this indebtedness was restructured. See Note N to the Consolidated Financial Statements.

     Since August 1998, the Company operated under a revolving loan and security agreement with Comerica Bank. The outstanding balance was $3,075,815 and $4,347,782 at December 31, 1999 and 1998, respectively, bearing interest at 12.25% and 7.125% respectively. Since May 5, 1999, the Company has operated under a forbearance agreement to the Comerica Bank loan agreement which restricted the level of borrowings, and prohibited the Company from paying dividends. The unused portion of the line of credit was $339,185 and $652,218 at December 31, 1999 and 1998 respectively. On February 28, 2000, the line was replaced by a line of credit and a term loan with the National Bank of Canada as discussed in Note N.


H.   EMPLOYEE BENEFITS

     Effective January 1, 1990, the Company offered a 401(k) profit-sharing plan (the "Plan"), to its employees. All Company and related entity employees who are eighteen years of age and have completed one hour of service are eligible to participate in the Plan. Employees may contribute from 1% to 20% of their compensation. Until 1997, the Company's contribution was discretionary, with contributions made from time to time as management deemed advisable. The Company made matching contributions of $0, $23,842 and $17,466 in 1999, 1998 and 1997 respectively. Plan administration expenses of $3,951, $3,464 and $1,500 were incurred by the Company in, 1999, 1998, and 1997, respectively. The Company instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions.

I.   INCOME TAXES

     The provision/(benefit) for income taxes for the years ended are as follows:

--------------------------------------------------------------------------------
                                       Federal         State             Total
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 1999
--------------------------------------------------------------------------------
Current                               $               $                 $
--------------------------------------------------------------------------------
Deferred
--------------------------------------------------------------------------------
TOTAL                                        $0             $0                $0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 1998
--------------------------------------------------------------------------------
Current                                      $0             $0                $0
--------------------------------------------------------------------------------
Deferred                                351,630         62,000           413,630
--------------------------------------------------------------------------------
TOTAL                                  $351,630        $62,000          $413,630
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 1997
--------------------------------------------------------------------------------
Current                                  $9,544           $456           $10,000
--------------------------------------------------------------------------------
Deferred                               (365,482)       (48,148)         (413,630)
--------------------------------------------------------------------------------
TOTAL                                 $(355,938)      $(47,692)        $(403,630)
--------------------------------------------------------------------------------

     The approximate tax effect of each type of temporary difference and carryforward before and after allocation of the valuation allowance is as follows at December 31:

---------------------------------------------------------------------------------------------------------------
                                                                       1999           1998           1997
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net operating loss                                                  $1,655,418     $1,277,669     $1,015,976
---------------------------------------------------------------------------------------------------------------
Research and development credit                                        185,823        188,159        183,344
---------------------------------------------------------------------------------------------------------------
Inventory capitalization                                               323,496        306,343        172,773
---------------------------------------------------------------------------------------------------------------
Accruals and Allowances                                                 64,711         79,467         74,518
---------------------------------------------------------------------------------------------------------------
Marketable securities                                                                  (4,032)       (22,255)
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                          (60,780)        (2,034)       (10,726)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net deferred tax asset before valuation allowance                    2,168,668      1,845,572      1,413,630
---------------------------------------------------------------------------------------------------------------
Valuation allowance                                                 (2,168,668)    (1,845,572)    (1,000,000)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net deferred tax asset after valuation allowance                            $0             $0        413,630
---------------------------------------------------------------------------------------------------------------

     The Company has a federal net operating loss tax (NOL) carryforward of approximately $4,698,000 and research and development tax credit carryforwards of approximately $177,000 expiring at various dates beginning in 2001 through 2019. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

     Based on the financial results known at December 31, 1999, the Company has established a valuation allowance against the deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets. Therefore the Company increased the valuation allowance by $323,096 and $845,572 in 1999 and 1998 respectively.

     The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31,

--------------------------------------------------------------------------------
                                               1999        1998          1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Federal income tax rate                       (34.0)%     (34.0)%        34.0%
--------------------------------------------------------------------------------
State income tax rate                          (6.0)%      (6.0)%         6.0%
--------------------------------------------------------------------------------
Permanent differences                           4.5%        0.4%          0.7%
--------------------------------------------------------------------------------
Change in valuation allowance                  35.5%       77.5%       (98.0)%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL EFFECTIVE TAX RATE                          0%       37.9%        (57.3)%
--------------------------------------------------------------------------------

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

     Additionally, the Company has an employee stock purchase plan (ESOP). Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan is limited to a maximum amount of 1000 for each six month period. The number of shares issued pursuant to this plan totaled 4,324, 3,929, and 12,848 in 1999, 1998, and 1997 respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. FASB Statement No. 123 "Accounting For Stock-Based Compensation"("FAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional. Therefore, the Company has elected to provide disclosure only of the impact of FAS 123. Proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

     The Company's employee stock option plan provides for the granting of nonqualified stock options that 1.) are granted at prices which equate to or are above the market value of the stock on the date of the grant; 2.) vest ratably over a three and one half to four year service vesting period and 3.) expire ten years subsequent to award.

     A summary of the status of the Company's stock options as of December 31, 1999, 1998, and 1997 and changes during the year ended on those dates is presented below:

                                     ---------------------------------------------------------------------------------------
                                                         1999                         1998                         1997
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                      Average
                                     ---------------------------------------------------------------------------------------
                                          Shares       Exer. Price   Shares         Exer. Price    Shares        Exer. Price
                                     ---------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Outstanding, at beginning of year       1,416,587         $1.15       946,150          $2.37     1,080,900          $2.62
----------------------------------------------------------------------------------------------------------------------------
Option shares:
----------------------------------------------------------------------------------------------------------------------------
-Granted                                   64,044           .71     1,701,625           1.34       114,000           1.75
----------------------------------------------------------------------------------------------------------------------------
-Exercised                                      0             0        16,250           1.54        45,175           1.44
----------------------------------------------------------------------------------------------------------------------------
-Cancelled                                176,900          1.16     1,214,938           2.38       203,575           2.57
----------------------------------------------------------------------------------------------------------------------------
Outstanding, at end of year             1,303,731         $1.13     1,416,587          $1.15       946,150          $2.37
----------------------------------------------------------------------------------------------------------------------------

     In October, 1998 the Board of Directors approved a vote to reprice 1,591,225 employee stock options. The options were originally issued between January 1990 through January 1998 and had original grant process ranging between $1.16 and $6.25. The grant price for these options was lowered to $1.13 which reflects the market value of the stock as of the reprice date. The repriced options vest over either a three or four year period, depending upon when the original grants were issued. No compensation expense is required to be recorded.

     The table below summarizes options outstanding and exercisable at December 31, 1999:

                  --------------------------------------------------------------------------------------------------
                                        Options Outstanding                               Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                             Weighted
                                              Average           Weighted         Exercisable                Weighted
                                             Remaining           Average            As of                    Average
Range of               Number of            Contractual         Exercise         December 31,               Exercise
Exercise Price          Options                 Life             Price               1999                    Price
--------------------------------------------------------------------------------------------------------------------
   .56 - 2.25          1,286,731                 7.5              $1.17             668,519                  $1.22
--------------------------------------------------------------------------------------------------------------------
  2.26 - 5.88             17,000                  .6               2.77               9,500                   2.94
--------------------------------------------------------------------------------------------------------------------
        TOTAL          1,303,731                 7.5               1.13             678,019                  $1.24
--------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------
                                                                  1999             1998            1997
-------------------------------------------------------------------------------------------------------
Price Range of Outstanding Options at Year End             $.56 - 5.88     $1.00 - 5.88    $1.47 - 6.25
-------------------------------------------------------------------------------------------------------
Options Exercisable at Year End                                678,019          354,910         522,000
-------------------------------------------------------------------------------------------------------
Options Available for Future Grant                             879,294          766,438       1,253,125
-------------------------------------------------------------------------------------------------------
Weighted Average Fair Value of Options
Granted During the Year                                          $0.63            $1.22           $0.84
-------------------------------------------------------------------------------------------------------

     The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 137%; (iii) risk-free interest rate of 5.25% in 1999 and 1998, and 5.51% in 1997; and (iv) Expected life of five years.

     Had compensation cost for the Company's 1999,1998 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss), and diluted net income (loss) per share for 1999, 1998 and 1997 would approximate the proforma amounts below:

                                     ----------------------------------------------------------------------------------
                                                   As Reported                                  Proforma
-----------------------------------------------------------------------------------------------------------------------
                                          1999         1998           1997          1999          1998         1997
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net income/ (Loss)                     $(854,434)   $(1,505,441)   $1,108,057   $(1,209,813)  $(1,843,511)   $1,013,667
-----------------------------------------------------------------------------------------------------------------------
Net income/ (Loss) per share               $(.15)         $(.28)         $.22          (.21)        $(.35)         $.20
-----------------------------------------------------------------------------------------------------------------------

     In connection with financial advisory services rendered to the Company in 1993, the Company, on July 15, 1993, granted a warrant to purchase up to 75,000 shares at a per share purchase price of $4.50 commencing on July 14, 1994 and exercisable until July 14, 1998. The warrant was not exercised by the expiration date.

     On September 23, 1999, the Chief Executive Officer of the Company, Irwin J. Gruverman, was granted warrants to purchase up to 100,000 shares of the Company's common stock at a per share price of $.52 a share, having an expiration date of July 2, 2004. As of December 31, 1999, there were 100,000 warrants outstanding.

     At December 31, 1999, the Company has reserved 2,850,000 shares for issuance under the above mentioned stock plans and warrants.

K.   COMMITMENTS AND CONTINGENCIES:

     At December 31, 1999, the Company had operating leases for the rental of its facilities which require the following minimum payments for the next five years:

                  --------------------------------------------
                                Minimum Payments
                  --------------------------------------------
                  --------------------------------------------
                  2000                               $387,180
                  --------------------------------------------
                  2001                                257,930
                  --------------------------------------------
                  2002                                168,180
                  --------------------------------------------
                  2003                                168,180
                  --------------------------------------------
                  2004                                 66,000
                  --------------------------------------------

     Rent expense for 1999, 1998, and 1997 was approximately $499,000, $282,000 and $170,000, respectively. The current leases are due to terminate at various times through August 2006.


L.   COOPERATIVE VENTURE:

     In 1992, the Company formed a cooperative venture with Worcester Polytechnic Institute to develop, patent, and license for commercial application the Microfluidizer(R) processing technology in certain fields. Expenditures for this venture were $0 in 1999, 1998 and 1997. The costs in connection with patent applications of $96,680 have been included in intangible assets.

     In October of 1993, the Company signed a license and research and development agreement with Catalytica, Inc., as joint licensee, to further the studies of the venture with Worcester Polytechnic Institute, as licensor. The Company spent $286,256 in 1997 for this venture. The Company was reimbursed $137,403 in 1997 from a government grant awarded jointly to Catalytica, Inc. and the Company in relation to this project. The remainder of the expenditures were included in research and development expense.

M.   RELATED PARTY TRANSACTIONS

     During 1999, 1998 and 1997, the Company and an entity G&G Corporation (G&G) controlled by Mr. Gruverman, the Company's Chairman, entered into an arrangement whereby such entity reimbursed the Company for a portion of certain administrative expenses. The Company was reimbursed approximately $79,291, $76,363 and $74,125 by G&G during 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, G&G owed the Company $23,252 and $24,417 respectively.

     As discussed in Notes F and G, the Company owed the former Principals of Morehouse and Epworth $775,000 at December 31, 1999. Interest expense on the subordinated debt for 1999 and 1998 was $77,500 and $30,465 respectively.


N.   SUBSEQUENT EVENTS- SETTLEMENT AGREEMENT, DEBT RESTRUCTURING AND REFINANCING

     On December 20, 1999 the Company signed an agreement in principle (the "Agreement In Principle") with J.B. Jennings and Bret A. Lewis, the former owners of the Epworth Mill and Morehouse-COWLES businesses (the "Sellers"), Lake Shore Industries, Inc., and JLJ Properties, Inc., entities owned and controlled by the Sellers. The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company's subordinated debt and resolution of various disputes. On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the "Settlement Agreement"). Pursuant to this Settlement Agreement Seller's subordinated loans totaling $775,000 would be restructured upon the closing of a new senior loan facility. Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement. At such closing $500,000 of this debt would be converted to 500,000 shares of Common Stock. The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75. The remaining $300,000 would be structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year. A disputed lease between the Company and one of the Seller's entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000. The initial payment in the amount of $30,000 was paid on January 19, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000. The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease. The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

     Senior Debt Financing

     On February 28, 2000 (the "Closing Date") the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the "Lender") providing the Company with a $4,475,000 three-year revolving credit and term loan facility (the "Credit Facility").

     The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit ("Revolving Credit Line") with advances thereunder bearing interest at an interest rate equal to the prime rate (the "Prime Rate" for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the "Revolving Note"), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate plus three quarters of one percent (.75%). Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company's Microfluidics Corporation subsidiary has guaranteed the Company's obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

     From the proceeds of the initial loan, the Company repaid the outstanding balance owed to Comerica Bank of approximately $2,585,000.

     As one of the Lender's conditions precedent to the closing of the Finance Facility, the Company's Chairman, Irwin Gruverman, at the closing of the Credit Facility purchased for $250,000 1,000,000 shares of restricted Common Stock of the Company. This purchase was approved by the Company's Board of Directors on December 30, 1999.

     In connection with the closing of the Credit Facility, and pursuant to a Settlement Agreement dated January 17, 2000 with the Company's subordinated debt holders, the subordinated debt of the Company was restructured in the following manner. The outstanding August 14, 1998 $500,000 subordinated promissory note, having a remaining $475,000 principal balance together with accrued interest at the Closing Date in the approximate amount of $77,500, and accrued interest on the August 14, 1998 $300,000 subordinated note were converted to 500,000 shares of MFIC restricted common stock (the "Conversion Shares"). The fair market value of the Company's Common Stock on the date of the Agreement In Principle was $0.31 per share. MFIC was granted the right for a three-year period to repurchase the Conversion Shares at purchase price of $1.75 per share. The August 14, 1998 $300,000 subordinated note was replaced with a new $300,000 subordinated promissory note dated February 28, 2000 (the "2000 Subordinated Note"). The 2000 Subordinated Note has a maturity date of February 28, 2005 and bears interest at a rate of ten percent (10%) per annum. The note is payable interest only in its first year and then is payable in equal quarterly installments of principal together with outstanding interest thereon until maturity.

     As a result of the debt restructuring and refinancing, the Company will record an extraordinary gain of approximately $195,000 in the first quarter of 2000.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 30th day of March, 2000.


                                        MFIC CORPORATION


                                        By:  /s/  Michael A. Lento
                                             ----------------------------------
                                             Michael A. Lento
                                             President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                   Date


/s/ Irwin J. Gruverman        Chief Executive Officer            March 30, 2000
------------------------      (Principal Executive Officer),
Irwin J. Gruverman            Chairman of the Board of
                              Directors and Secretary


/s/ Michael A. Lento          President and Treasurer            March 30, 2000
------------------------      (Principal Financial and
Michael A. Lento              Accounting Officer)


/s/ James N. Little           Director                           March 30, 2000
------------------------
James N. Little


/s/  Vincent Cortina          Director                           March 30, 2000
------------------------
Vincent Cortina

                                  Exhibit Index


Exhibit Number                      Description of Exhibit

   3(a) Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and as Exhibit 3.1(a) to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference).

   3(b)        Amended and Restated By-Laws for the Company (filed as Exhibit
               3.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

 **10.1        1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

 **10.2        1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

   10.3        1989 Non-Employee Directors Stock Option Plan (filed as Exhibit
               10.1 to the Company's registration statement on Form S-8 filed
               October 22,1996 and incorporated herein by reference).

   10.5        Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23,
               1997 between Microfluidics International Corporation and J. Frank
               Garrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South
               Registry of Deeds in Book 11682, Page 384 (filed as Exhibit
               3.10(a) to the Company's form 10-Q for the quarterly period ended
               June 30, 1997 and incorporated herein by reference).

   10.5        Letter of Understanding between Microfluidics International
               Corporation and Worcester Polytechnic Institute dated as of April
               3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   10.6        Agreement between Microfluidics International Corporation and
               Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit
               3.10(g) to the Company's Form 10-K for the fiscal year ended
               December 31, 1993 and incorporated herein by reference) with amendments dated September 1, 1994 and March 31, 1995.

Exhibit Number                      Description of Exhibit

 **10.10       Amendment to agreement dated September 1, 1994 between
               Microfluidics International Corporation and Catalytica, Inc.
               dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

 **10.11       Letter, dated August 15, 1995, from Microfluidics International
               Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference).

   10.12       Letter, dated December 31, 1995 from Microfluidics International
               Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   10.13       Warrant for the Purchase of Shares of Common Stock, dated July
               14, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as
               Exhibit 3.10(l) to the Company's Form 10-K or fiscal year ended
               December 31, 1996 and incorporated herein by reference).

   10.14       Letter, dated December 31, 1996, from Microfluidics International
               Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(o) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

   10.15       Agreement between Microfluidics International Corporation and
               Catalytica, Inc. dated January 1,1995 regarding participation in and management of the Advanced Technology Program (ATP). (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

Exhibit Number                      Description of Exhibit

   10.16 Consulting Agreement with James Little. (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

  *10.17       Supplemental Agreement dated December 31, 1997 between Catalytica
               Advanced Technologies, Inc. and the Company.

 **10.18       Letter dated December 31, 1997, from Microfluidics International
               Corporation to Irwin J. Gruverman and G & G Diagnostics Corp.

   10.19       1988 Stock Plan as amended (filed as Exhibit 10(a) to the
               Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

   10.20 Asset Purchase Agreement dated as of June 19, 1998, by and among the Company, Epworth Manufacturing Company and Morehouse-COWLES,
               Inc.(filed as Exhibit 2.1 to Schedule 13D of Bret A. Lewis, File
               No. 005-35850, and incorporated herein by reference).

   10.21       Stockholders Agreement dated August 14, 1998, by and among the
               Company and J.B. Jennings and Bret A. Lewis (filed as exhibit 2.2 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by reference.

   10.22       $500,000 Subordinated Promissory Note issued by the Company to
               Epworth Manufacturing Company (filed as exhibit 99.2 to the
               Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   10.23 $300,000 Subordinated Promissory Note issued by the company to Epworth Manufacturing Company (filed as exhibit 99.2 to the
               Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

   10.24       Revolving credit loan between Comerica Bank and the Company dated
               August 12, 1998 (filed as Exhibit 10.1 to the Company's form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

   10.25       Letter Dated December 31, 1998 from Microfluidics International
               Corporation To Irwin J. Gruverman (filed as exhibit 3.10(2) to the Company's Annual Report on Form 10-K for fiscal year ended
               December 31, 1998 and incorporated herein by reference).

  *10.26 Revolving Credit and Term Loan Agreement among MFIC Corporation and National Bank of Canada dated February 28, 2000.

Exhibit Number                      Description of Exhibit

 *10.27        Revolving Credit Note of the Company in favor of National Bank of
               Canada in the amount of $4,000,000.00 dated February 28, 2000.

 *10.28 Term Note of the Company in favor of National Bank of Canada in the amount of $475,000.00 dated February 28, 2000.

 *10.29 Security Agreement of the Company in favor of National Bank of Canada dated February 28, 200.

 *10.30        Trademark and Trademark Applications Security Agreement of the
               Company in favor of National Bank of Canada dated February 28,
               2000.

 *10.31 Patent and Patent Applications Secur8ty Agreement of the Company in favor of National Bank of Canada dated February 28, 2000.

 *10.32        Unlimited Guaranty of Microfluidics Corporation in favor of
               National Bank of Canada dated February 28, 2000.

 *10.33        Stock Pledge Agreement between the Company and National Bank of
               Canada dated February 28, 2000.

 *10.34        Subordination Agreement among the Company, Lake Shore Industries,
               Inc. and National Bank of Canada dated as of February 28, 2000.

 *10.35        Subordinated Promissory Note on the Company in favor of Lake
               Shore Industries, Inc. in the amount of $300,000.00 dated
               February 28, 2000.

  10.36        Forbearance Agreements with Comerica.

 *10.37        Settlement Agreement dated January 17, 2000 by and among the
               Company, Bret A. Lewis, J. B. Jennings, Lake Shore Industries,
               Inc., and JLJ Properties, Inc., with $300,000 Subordinated
               Promissory Note dated February 28, 2000 issued by the Company to
               Lake Shore Industries, Inc. (FKA Epworth Manufacturing Company,
               Inc).

 *10.38        Letter dated December 31, 1999 from MFIC Corporation to Irwin J.
               Gruverman and G&G Diagnostics Corp.

 *10.39        Letter dated December 31, 1999 from MFIC Corporation to Irwin J.
               Gruverman.

 *10.40 First Amendment to Revolving Credit and Team Loan Agreement between the Company and National Bank of Canada dated
               March 30, 2000.

**10.41 Warrant for the purchase of shares of common stock issued to Irwin J. Gruverman dated July, 1999. (filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

  21           Subsidiaries of the Registrant (filed as Exhibit 3.21 to the
               Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

 *23(a)        Consent of Deloitte & Touche LLP.

Exhibit Number                      Description of Exhibit

   *27         Financial Data Schedule


----------
*    Filed herewith

** Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to of this report.