Form 10-K/A
period 1999-12-31
MICROFLUIDICS INTERNATIONAL CORP
filed 2000-05-01
CIK 723889

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                       ----------------------------------

                                  FORM 10-K/A
                       ----------------------------------

                                  AMENDMENT TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-11625

                       ----------------------------------

                                MFIC CORPORATION

                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       04-2793022
--------------------------------                       -------------------
  (State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                      identification No.)


30 OSSIPEE ROAD, NEWTON, MASSACHUSETTS                       02464
--------------------------------------                     ----------
(Address of principal executive offices)                   (Zip Code)

                                (617) 969-5452
                              ------------------
             (Registrant's telephone number, including area code)


                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

     1.   Part III:  Item 10 - Directors and Executive Officers of the
                               Registrant.

     2.   Part III:  Item 11 - Executive Compensation.

     3.   Part III:  Item 12 - Security Ownership of Certain Beneficial Owners
                               and Management.

     4.   Part III:  Item 13 - Certain Relationships and Related Transactions.

     5.   Part IV:   Item 14 - Exhibits, Financial Statement Schedules and
                               Reports on Form 8 K; Section 3.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the Company's current directors and executive officers and certain information about them are set forth below:

--------------------------------------------------------------------------------
Name                     Age                       Title
----                     ---                       -----
--------------------------------------------------------------------------------
Irwin J. Gruverman       66         Chief Executive Officer, Chairman of the
                                    Board and Secretary

--------------------------------------------------------------------------------
Michael A. Lento         49         President and Treasurer

--------------------------------------------------------------------------------
James N. Little          59         Director

--------------------------------------------------------------------------------
Vincent B. Cortina       62         Director

--------------------------------------------------------------------------------

___________________

     IRWIN J. GRUVERMAN has served as the Chief Executive Officer, Chairman of the Board of Directors and Secretary of the Company since its inception in 1983. From the Company's inception in 1983 to February 1993, Mr. Gruverman served as its President. He also currently serves as the President of G&G Diagnostics Corp., an administrative services company, and as the General Partner of G&G Diagnostics Limited Partnership II, a human medical diagnostics venture capital investment partnership, a position which he has held since 1990. See "Related Transactions." In addition, Mr. Gruverman currently serves on the Board of Directors of the following public companies: North American Scientific, Inc.; InVitro International, Inc.; and FiberChem International, Inc. Mr. Gruverman was Chairman of the Board of Directors of Miragen, Inc., a privately held company ("Miragen") until August 10, 1999. On August 17, 1999 an involuntary petition for relief under Chapter 7 of Title 11 of the U.S. Code (the Bankruptcy Code) was filed against Miragen. An order for relief was entered pursuant to the petition as Miragen did not contest the petition.

     MICHAEL A. LENTO has served as the President and Treasurer of the Company since September 1995 and served as a director of the Company between May 1997 and December 1999. From August 1994 until August 1995, Mr. Lento served as the Vice President of Marketing of the Company. From November 1993 until August 1994, Mr. Lento, on a consulting basis, acted as the manager of the Company's cooperative venture with Catalytica, Inc.

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

     VINCENT B. CORTINA has served as a director of the Company since May 1997. Since 1999, Mr. Cortina has served as Director of Operations for Advanced Instruments, Inc., a manufacturer of laboratory and clinical instruments. Prior to that he served as a self-employed business consultant. From 1990 to 1996 he served as President of Advanced Monitors, Inc., a company which develops and manufactures industrial and commercial instruments.

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

     To the Company's knowledge, based solely on a review of the copies of such forms received by the Company and on written representations from certain Reporting Persons, the Company believes that during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met.

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation Summary Table

The Summary Compensation table shows compensation information for (i) the Chief Executive Officer, and (ii) the other executive officer of the Corporation who earned more than $100,000 in salary and bonus in 1999 (together with the Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities during the three fiscal years most recently ended.

                          Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term
                                                        Annual Compensation            Compensation
                                                        -------------------            ------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                     Securities
                                                                                     Underlying          All Other
                                                                                     Stock Options       Compensation
    Name And Principal Position         Year           Salary           Bonus        (#)(2)              (1)
    ---------------------------         ----           ------           -----         --------------     ------------
----------------------------------------------------------------------------------------------------------------------------
Irwin J. Gruverman                      1999          $ 75,600               0
  Chief Executive Officer,              1998          $ 95,000               0           200,000              $800
  Chairman of the Board of              1997          $ 95,000               0            20,000              $800
  Directors and Secretary
----------------------------------------------------------------------------------------------------------------------------
Michael A. Lento                        1999          $117,066               0
  President and Treasurer               1998          $129,942         $ 5,000           346,000              $800
                                        1997          $125,000         $10,000                 0              $800
----------------------------------------------------------------------------------------------------------------------------

__________________

(1) Consists of the Company's matching contributions made under its 401(k) plan on behalf of each Named Executive Officer.

(2) Except for any option to purchase 50,000 shares of Common Stock granted to Mr. Lento, the options to purchase shares of Common Stock granted to Messrs. Gruverman and Lento in the fiscal year ended December 31, 1998 were granted to replace existing options as a result of the repricing described below.

Aggregated Option Exercises and Fiscal Year-end Values

       The following table summarizes for each of the Named Executive Officers unexercised options held at December 31, 1999. None of the Named Executive Officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 1999. The value of unexercised in-the-money options at the fiscal year end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 1999 the last business day of the fiscal year. The closing price of the Company's Common Stock in the NASDAQ Stock Market on such date was $0.3125.

                        December 31, 1999 Option Values

---------------------------------------------------------------------------------------------------
                                                                        Value of Unexercised
                            Number of Securities Underlying           In-The-Money Options at
                        Unexercised Options at Fiscal Year End          Fiscal Year End (1)
                        --------------------------------------          -------------------
---------------------------------------------------------------------------------------------------
Name
                        Exercisable         Unexercisable         Exercisable       Unexercisable
                        -----------         -------------         -----------       -------------
---------------------------------------------------------------------------------------------------
Irwin J. Gruverman         125,000              75,000               $0             $0
---------------------------------------------------------------------------------------------------
Michael A. Lento           201,500             144,500               $0             $0
---------------------------------------------------------------------------------------------------

____________

(1) Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of sale of any shares acquired upon exercise of the option. The Named Executive Officers do not hold any options, exercisable or unexercisable, at exercise prices below the fair market value of the Common Stock on December 31, 1999 as reported by the NASDAQ Stock Market. Such options are not "in the money" and their value is, therefore, zero.

Option Repricing

     In October 1998, the Board of Directors and the Compensation Committee voted to reprice substantially all of the outstanding stock options of the Company to provide that the exercise price of such options would be the fair market value of the Common Stock on October 5, 1998, or $1.125. The Company repriced the options by amending them or cancelling them and granting new replacement options. The repriced options also contain a vesting schedule different than the options that they replaced. All options granted on or before October 6, 1996 were replaced with options that vest in three equal installments on October 6, 1998, October 6, 1999 and October 6, 2000. All options that were granted after October 6, 1996, were replaced with options that vest in four equal installments on October 6, 1998, October 6, 1999 and October 6, 2000 and October 6, 2001. The Board of Directors and the Compensation Committee repriced the options to serve as further incentive to the executive officers of the Company, as well as to numerous other employees. See "Option Grants in Last Fiscal Year."

Compensation of Directors

     Directors, with the exception of Mr. Gruverman, received $1,000 per diem for each formal meeting of the Board of Directors and committee thereof for which they attend and are reimbursed for reasonable expenses incurred in attending such meetings. Mr. Little holds options to purchase 62,500 shares of Common Stock at an average exercise price of $1.58 per share. Mr. Cortina holds options to purchase 47,500 shares of Common Stock at an average exercise price of $1.54 per share. Messrs. Little and Cortina were granted the foregoing options pursuant to the 1989 Non-Employee Director Stock Option Plan (the "1989 Plan"), which automatically grants to each non-employee director of the Company who holds office at the beginning of each fiscal year an option to purchase 7,500 shares of the Company's Common Stock. Upon any non-employee director's first appointment to the Board of Directors, that director receives an automatic grant of an option to purchase 25,000 shares of the Company's Common Stock. Options granted pursuant to the 1989 Plan vest in four equal installments commencing six months from the date of grant and thereafter on the next three anniversaries of the date of grant.

Employment Agreements

     The Company entered into a letter agreement dated December 31, 1999 with Irwin J. Gruverman, the Company's Chief Executive Officer, Chairman of the Board and Secretary, pursuant to which Mr. Gruverman's compensation for the 2000 fiscal year was established at $95,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Holders of Voting Securities

     The following table sets forth as of May 1, 2000, the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date, the number of shares owned by each person and the percentage of the class represented thereby.

---------------------------------------------------------------------------------------------
Name and Address                            Amount and Nature of
of Beneficial Owner                       Beneficial Ownership (1)      Percent of Class (2)
-------------------                       ------------------------      --------------------
---------------------------------------------------------------------------------------------
Irwin J. Gruverman (3)                          1,841,805                   25.14%
30 Ossippee Road
Newton, Massachusetts  02464-9101
---------------------------------------------------------------------------------------------
Brett A. Lewis                                    700,000                    9.56%
11323 Skogen Lane
Grand Haven, Michigan  49417
---------------------------------------------------------------------------------------------
J.B. Jennings                                     700,000                    9.56%
134 Cascade Drive
Battle Creek, Michigan  49015
---------------------------------------------------------------------------------------------
G.D. Searle & Co. (4)                             600,000                    8.19%
Box 511D
Chicago, Illinois  60680
---------------------------------------------------------------------------------------------

__________________

(1) Information with respect to beneficial ownership is based upon information furnished by such shareholder.
(2) Shares of Common Stock that a person or entity has the right to acquire within 60 days of May 1, 2000, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table. Percentage ownership is based on 7,326,410 shares of Common Stock issued and outstanding on May 1, 2000.
(3) Consists of (i) 242,300 shares of Common Stock, (ii) 125,000 shares of Common Stock subject to currently exercisable options, (iii) 274,505 shares of Common Stock owned jointly by Mr. Gruverman and his wife, (iv) 100,000 shares of Common Stock owned by his wife. Mr. Gruverman disclaims beneficial ownership of the 100,000 shares of Common Stock owned by his wife, (v) 100,000 warrants granted on 9/23/99, and (vi) 1,000,000 shares of

     Restricted Common Stock purchased by Mr. Gruverman on February 28, 2000.
(4) Information with respect to beneficial ownership is based upon information furnished by G.D. Searle & Co. in a Form 4 filed with the Securities and Exchange Commission on January 5, 1994.


Beneficial Ownership of Directors and Executive Officers

     The following table sets forth for current directors and each executive officer named in the Summary Compensation Table set forth in Item 11, the positions currently held by each person with the Company and the number and percentage of outstanding shares of Common Stock beneficially owned by each person and by all current directors and executive officers as a group as of May 1, 2000.

---------------------------------------------------------------------------------------------
Amount and Nature            Positions and Offices               Beneficial
of Percent of Class          with the Company (1)                Ownership (2)(3)
-------------------          --------------------                ----------------
---------------------------------------------------------------------------------------------
Irwin J. Gruverman           Chief Executive Officer, Chairman       1,841,805
25.14%                       of the Board of Directors and
                             Secretary

----------------------------------------------------------------------------------------------
Michael A. Lento             President and Treasurer                   205,389
2.81%

----------------------------------------------------------------------------------------------
James N. Little              Director                                   47,500 (7)
*

----------------------------------------------------------------------------------------------
Vincent B. Cortina           Director                                   32,500 (8)
*

----------------------------------------------------------------------------------------------
All current directors and    --                                      2,127,194 (9)
executive officers as a
group (4 persons)
29.04%

----------------------------------------------------------------------------------------------


_____________________
*Less than 1%.
(1) Each individual, except Mr. Lento, is also a nominee for Director to be elected at the Meeting.
(2) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(3) Shares of Common Stock that a person has the right to acquire within 60 days of May 1, 2000, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Percentage ownership is based on 7,326,410 shares of Common Stock issued and outstanding on May 1, 2000.
(4) Consists of (i) 242,300 shares of Common Stock, (ii) 125,000 shares of Common Stock subject to currently exercisable options, (iii) 274,505 shares of Common Stock owned jointly by Mr. Gruverman and his wife, (iv) 100,000 shares of Common Stock owned by his wife, (v) 100,000 of Common Stock purchase warrants, and 1,000,000 shares of Restricted Common Stock. Mr. Gruverman disclaims beneficial ownership of the 100,000 shares of Common Stock owned by his wife.
(5) Consists of (i) 201,500 shares of Common Stock subject to currently exercisable options and (ii) 3,889 shares of Common Stock owned jointly by Mr. Lento and his wife.
(7) Consists of 47,500 shares of Common Stock subject to currently exercisable options.
(8) Consists of 32,500 shares of Common Stock subject to currently exercisable options.
(9) Includes 406,500 shares of Common Stock subject to currently exercisable options. See footnotes 4 through 8 above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and G&G Diagnostics Corp. ("G&G"), a corporation of which
Mr. Gruverman is the President, sole employee and sole stockholder, have entered into an agreement (the "Letter Agreement") whereby G&G leases space from, and makes payments to, the Company for rent and direct expenses based on quarterly invoices provided by the Company. The total amount paid to the Company by G&G for rent and reimbursement of expenses in 1999 was approximately $79,291, of which $52,000 was for services provided to G&G by an employee of the Company.

     During 1999, the Company leased its two facilities in South Haven, Michigan from B-2 Enterprises, Inc. and JLJ Properties, Inc. Both of these entities are owned and controlled by Messrs. J.B. Jennings and James N. Lewis each of whom was an employee and a director of the Company for a portion of 1999. In 1999, the Company paid these entities approximately $161,000 in rent.

     On August 14, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Epworth and Morehouse pursuant to an Asset Purchase Agreement dated as of June 19, 1998 by and among the Company, Epworth and Morehouse. Messrs. Jennings and Lewis ("Sellers") are the sole stockholders of both Epworth and Morehouse. The purchased assets included cash and cash equivalents, accounts and notes receivables, inventories, machinery and equipment, intellectual property rights, furniture and fixtures and leasehold interests and improvements. In accordance with the Asset Purchase Agreement, the Company paid or delivered to Sellers (i) $5,508,480 in cash, (ii) two subordinated promissory notes in the aggregate principal amount of $800,000, and
(iii) 900,000 shares of the Company's Common Stock, subject to the restrictions set forth in a Stockholders Agreement among the Company and Sellers dated August 14, 1998. As of December 31, 1999, the Company owed the Sellers $775,000. The amount of consideration paid by the Company for the assets was determined by the Company's Board of Directors based, in part, upon a fairness opinion provided to the Board of Directors by its financial advisor.

     On December 20, 1999 the Company signed an agreement in principle (the "Agreement In Principle") with the Sellers. The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company's subordinated debt and resolution of various disputes. On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the "Settlement Agreement"). Pursuant to this Settlement Agreement Sellers' subordinated loans totaling $775,000 would be restructured upon the closing of a new senior loan facility. Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement. At such closing $500,000 of this debt would be converted to 500,000 shares of Common Stock. The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75. The remaining $300,000 would be structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year. A disputed lease between the Company and one of the Seller's entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000. The initial payment in the amount of $30,000 was paid on January 19, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000. Also on the latter date, the 500,000 shares of restricted Common Stock were issued to the Sellers as required by the Settlement Agreement in connection with the closing by the Company of a new senior credit facility as described below. The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease. The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

     On February 28, 2000 the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the "Lender") providing the Company with a $4,475,000 three-year revolving credit and term loan facility (the "Credit Facility"). As one of the Lender's conditions precedent to the closing of the Credit Facility, the Company's Chairman, Irwin Gruverman, at the closing of the Credit Facility, purchased for $250,000 1,000,000 shares of restricted common stock of the Company.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MFIC CORPORATION


                                        By: /s/ Irwin J. Gruverman
                                           ____________________________________
                                             Irwin J. Gruverman, Chief Executive
                                              Officer and Chairman of the Board

Date: April 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:


                                         /s/ Irwin J. Gruverman
                                        ____________________________________
                                        Irwin J. Gruverman, Chief Executive
                                        Officer and Chairman of the Board
                                        (Principal Executive Officer)


                                         /s/ Michael A. Lento
                                        ________________________________________
                                        Michael A. Lento, President and
                                        Treasurer (Principal Financial Officer)


                                         /s/ James N. Little
                                        ________________________________________
                                        James N. Little, Director

                                         /s/ Vincent B. Cortina
                                        ________________________________________
                                        Vincent B. Cortina, Director

All dated: April 28, 2000