Form 10-Q
period 2000-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 2000-05-15
CIK 723889

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31,2000

                                      OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


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

            30 Ossipee Road,P.O.Box 9101,Newton,Massachusetts 02464
            -------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (617)969-5452
                                 -------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_
                                       -

Registrant had 7,574,129 shares of Common Stock, par value $.01 per share, outstanding on May 8, 2000.

                               MFIC CORPORATION


                INDEX                                                      PAGE
                -----
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

        Consolidated Balance Sheets as of March 31,
        2000(unaudited) and December 31, 1999                               3

        Consolidated Statements of Operations (unaudited)
        for the three months ended March 31, 2000 and March 31, 1999        5

        Consolidated Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2000 and March 31, 1999        6

        Notes to Consolidated Financial Statements                          8

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    13

  ITEM 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                      16


PART II. OTHER INFORMATION

         ITEM 2.  Changes in Securities and Use of Proceeds                16

         ITEM 6.  Exhibits and Reports on Form 8-K                         16

         Signatures                                                        17

         Exhibit Index                                                     18

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                               MFIC CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                              March 31, 2000   December 31,1999
                                                              --------------   ----------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                                     $    116,430       $    196,172
Accounts receivable (less allowance for doubtful
accounts of $80,321 and $65,321 at March 31,
2000 and December 31,1999)                                       2,678,440          2,710,684
Other receivables                                                   50,894            108,607
Accounts receivable-related party                                   18,375             23,252
Inventory                                                        3,817,620          3,477,123
Prepaid expense                                                    235,635            143,252
                                                              ------------       ------------
     Total current assets                                        6,917,394          6,659,090

Equipment and leasehold improvements, at cost
     Furniture, fixtures and
     office equipment                                              469,541            461,852
     Machinery and equipment                                       945,374            929,330
     Leasehold improvements                                        313,190            310,563
                                                              ------------       ------------
                                                                 1,728,105          1,701,745

     Less: accumulated depreciation and amortization              (927,168)          (859,875)
                                                              ------------       ------------
                                                                   800,937            841,870
Goodwill(net of accumulated amortization of
$665,720 at March 31, 2000,and $554,329
at December 31, 1999                                             5,498,739          5,610,130
Patents, licenses and other intangible assets (net
of accumulated amortization of $482,569 at March 31,
2000 and $467,389 at December 31, 1999)                            200,796            116,226
                                                              ------------       ------------
                  Total assets                                $ 13,417,866       $ 13,227,316
                                                              ============       ============

               (See notes to consolidated financial statements)

                               MFIC CORPORATION
                    CONSOLIDATED BALANCE SHEETS (continued)
                    ---------------------------------------

                                                                March 31, 2000   December 31,1999
                                                                --------------   ----------------
                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other accrued expenses                      $  1,964,830      $  1,480,220
Accrued interest - related party                                       88,000            77,500
Accrued compensation                                                   81,968           119,712
Customer advances                                                     682,687           537,958
Current portion of long term debt--related party                       12,500
Current portion of note payable                                        95,004
Line of credit                                                      2,009,959         3,075,815
                                                                 ------------      ------------
   Total current liabilities                                        4,934,948         5,291,205

Long term debt,
net of current portion--related party                                 287,500           775,000
Note payable, net of current portion                                  379,996

Stockholders' equity
Common stock, par value $.01 per share, 20,000,000 shares
authorized; 7,574,129 and 6,061,307 shares issued and
outstanding at March 31, 2000 and at December 31,1999,
respectively                                                           75,741            60,613

Additional paid-in-capital                                         12,888,116        12,494,839
Accumulated deficit                                                (4,474,328)       (4,720,234)

Less: Treasury stock, at cost, 242,719 shares
at March 31, 2000 and December 31, 1999                              (674,107)         (674,107)
                                                                 ------------      ------------

   Total stockholders' equity                                       7,815,422         7,161,111
                                                                 ------------      ------------

   Total liabilities and stockholders' equity                    $ 13,417,866      $ 13,227,316
                                                                 ============      ============

               (See notes to consolidated financial statements)

                               MFIC CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------

                                                      Three months ended
                                                            March 31,
                                                            ---------
                                                       2000         1999
                                                       ----         ----
                                                          (unaudited)
   Revenues                                        $ 3,732,919  $ 2,597,122
   Cost of goods sold                                1,981,050    1,665,532
                                                   -----------  -----------
   Gross profit on revenues                          1,751,869      931,590

   Operating expenses:
   Research and development                            186,132      239,373
   Selling                                             724,699      597,498
   General and administrative                          699,692      640,855
                                                   -----------  -----------

   Total operating expenses                          1,610,523    1,477,726

   Income (loss) from operations                       141,346     (546,136)

   Interest income                                         246        3,389
   Interest expense                                     90,186       98,343
   Gain on sale of marketable securities                             11,864
                                                   -----------  -----------
   Net income(loss) before extraordinary item      $    51,406  $  (629,226)
                                                   -----------  -----------

   Extraordinary item

   Gain on subordinated debt restructuring             194,500
                                                   -----------  -----------

   Net income (loss)                               $   245,906  $  (629,226)
                                                   ===========  ===========

   Weighted average number of common and
   common equivalent shares outstanding:
   Basic                                             6,350,428    5,818,588
   Diluted                                           6,399,177    5,818,588

   Basic amounts per common share:

   Net income (loss) per share before
     extraordinary gain                            $      0.01  $     (0.11)
   Extraordinary gain per share                           0.03         0.00
                                                   -----------  -----------
   Basic net income (loss) per share               $      0.04  $     (0.11)

   Diluted amounts per common share:

   Net income (loss) per share before
     extraordinary gain                            $      0.01  $     (0.11)
   Extraordinary gain per share                           0.03         0.00
                                                   -----------  -----------
   Diluted net income (loss) per share             $      0.04  $     (0.11)


(See notes to consolidated financial statements)

                               MFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                       Three months ended
                                                                             March 31,
                                                                             ---------
                                                                         2000          1999
                                                                         ----          ----
                                                                            (unaudited)
Cash flows provided by (used in) operating activities:
Net income (loss)                                                    $   245,906    $ (629,226)
Reconciliation of net income to cash
provided by operating activities:
Depreciation and amortization                                            196,624       181,616
Extraordinary gain on debt restructuring                                (194,500)
Gain on sale of fixed assets                                              (6,124)      (10,992)
Bad debt expense                                                          15,000         3,500
Effects of changes in operating working capital items:
(Increase) decrease in trade and other receivables                        22,834       992,981
(Increase) decrease in inventories                                      (340,497)      (22,975)

(Increase) decrease in prepaid expenses                                  (92,383)      (12,730)
 Increase (decrease) in current liabilities                              591,595       (54,857)
                                                                     -----------    ----------
Net cash provided by operating activities                                438,455       447,317

Cash flows provided by (used in) investing activities:
Proceeds from sales of fixed assets                                       18,820        65,125
Excess of cost over assets purchased (Goodwill)                                         (5,988)
Purchase of capital equipment                                            (41,816)      (26,474)
                                                                     -----------    ----------

Net cash provided by (used in) investing activities                      (22,996)       32,663

Cash flows provided by (used in) financing activities:
Payment of subordinated debt                                                           (25,000)
Proceeds from new line of credit                                       2,009,959
Repayment of line of credit                                           (3,075,815)     (362,334)
Proceeds from term note                                                  475,000
Payments in connection with debt refinancing                             (99,750)
Lease termination payment in connection with debt refinancing            (58,000)
Issuance of restricted common stock                                      250,000
Issuance of common stock under employee stock purchase plan                3,405         3,459

                               MFIC CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               -------------------------------------------------

                                                           Three months ended
                                                                 March 31,
                                                                 ---------
                                                            2000         1999
                                                            ----         ----
                                                        (unaudited)
Treasury stock purchased                                                 (7,620)
                                                         ---------    ---------
Net cash provided by (used in) financing activities       (495,201)    (391,495)

Net increase (decrease)in cash                             (79,742)      88,485
                                                         ---------    ---------
Cash and cash equivalents at beginning of period           196,172      550,713
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 116,430    $ 639,198
                                                         =========    =========

Supplemental schedule of noncash financing activities

The Company restructured $775,000, plus interest, of subordinated debt at the closing of its new loan facility and settled various other liabilities as discussed in Note 6, resulting in an extraordinary gain of $194,500. In connection with the restructuring the following noncash financing activities occurred:

Settlement of restructured subordinated debt (including
 accrued interest)                                       $ 852,500
Issuance of common stock in connection with debt
 restructuring                                            (155,000)
Issuance of subordinated debt (including interest)        (388,000)
Accounts receivable write-off settled in connection
 with debt restructuring                                   (57,000)

(See notes to consolidated financial statements)

                               MFIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.   EARNINGS (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive. For 1999, 1,304,731 shares were excluded because the effect of such options would be anti-dilutive. For 2000, 1,725,482 shares were excluded because the effect would be anti-dilutive.

                               MFIC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   INVENTORY

     The components of inventories on the following dates were:

                                March 31, 2000            December 31, 1999
     Raw Material                  $2,727,023               $2,070,913
     Work in Progress                 341,824                  320,151
     Finished Goods                   748,773                1,086,059
                                   ----------               ----------
     Total                         $3,817,620               $3,477,123
                                   ==========               ==========
4.   TAXES

The Company has a federal net operating loss (NOL) tax carryforward of approximately $4,698,000 and research and development tax credit carryforwards of approximately $186,000 expiring at various dates beginning in 2001 through 2019. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

Based on the financial results known at December 31, 1999, the Company has established a valuation allowance against a deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets. Therefore, the Company increased the valuation allowance by $323,096 in 1999.

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

6.   SETTLEMENT AGREEMENT, DEBT RESTRUCTURING AND REFINANCING

On December 20, 1999 the Company signed an agreement in principle (the "Agreement In Principle") with J.B. Jennings and Bret A. Lewis, the former owners of the Epworth Mill and Morehouse-COWLES businesses (the "Sellers"), Lake Shore Industries, Inc., and JLJ Properties, Inc., entities owned and controlled by the Sellers. The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company's subordinated debt and resolution of various disputes. On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the "Settlement Agreement"). Pursuant to this Settlement Agreement, Seller's subordinated loans totaling $775,000 would be restructured upon the closing of a new senior loan facility. Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement. At such closing $500,000 of this debt would be converted to 500,000 shares of Common Stock. The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75. The remaining $300,000 would be structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year. A disputed lease between the Company and one of the Seller's entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000. The initial payment in the amount of $30,000 was paid on January 19, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000. The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease. The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

Senior Debt Financing
---------------------

On February 28, 2000 (the "Closing Date") the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the "Lender") providing the Company with a $4,475,000 three-year revolving credit and term loan facility (the "Credit Facility").

The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit ("Revolving Credit Line") with advances thereunder bearing interest at an interest rate equal to the prime rate (the "Prime Rate" for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the "Revolving Note"), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate plus three quarters of one percent (.75%). As of March 31, 2000, the revolving line of credit had an interest rate of 9.5% per annum, and the term note had an interest rate of 9.0%. Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company's Microfluidics Corporation subsidiary has guaranteed the Company's obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

From the proceeds of the initial loan, the Company repaid the outstanding balance owed to Comerica Bank of approximately $2,585,000, as of February 28, 2000.

As one of the Lender's conditions precedent to the closing of the Finance Facility, the Company's Chairman, Irwin Gruverman, made at the closing of the Credit Facility a $250,000 purchase of restricted Common Stock of the Company. Pursuant to an agreement with the Company approved by the Company's Board of Directors on December 30, 1999, Mr. Gruverman paid $.25 per share for his stock purchase and as a result received 1,000,000 MFIC restricted shares of Common Stock.

In connection with the closing of the Credit Facility, and pursuant to a Settlement Agreement dated January 17, 2000 with the Company's subordinated debt holders, the subordinated debt of the Company was restructured in the following manner. The outstanding August 14, 1998 $500,000 subordinated promissory note, having a remaining $475,000 principal balance together with accrued interest at the Closing Date in the approximate amount of $77,500, and accrued interest on the August 14, 1998 $300,000 subordinated note were converted to 500,000 shares of MFIC restricted common stock (the "Conversion Shares"). The fair market value of the Company's Common Stock on the date of the Agreement In Principle was $0.31 per share. MFIC was granted the right for a three-year period to repurchase the Conversion Shares at a purchase price of $1.75 per share. The August 14, 1998 $300,000 subordinated note was replaced with a new $300,000 subordinated promissory note dated February 28, 2000 (the "2000 Subordinated Note"). The 2000 Subordinated Note has a maturity date of
February 28, 2005 and bears interest at a rate of ten percent (10%) per annum. The note is payable interest only in its first year and then is payable in equal quarterly installments of principal together with outstanding interest thereon until maturity.

As a result of the debt restructuring and refinancing, the Company recorded an extraordinary gain of approximately $195,000 in the first quarter of 2000.

                               MFIC CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 2000 were $3,732,919, as compared to revenues of $2,597,122 for the three months ended March 31, 1999, representing an increase of $1,135,797, or 44%. The increase during this period is due to an increase in sales of machines of approximately $712,000, and an increase in sales of spare parts of approximately $391,000.

Cost of goods sold for the three months ended March 31, 2000 was $1,981,050 or 53% of revenue, compared to $1,665,532 or 64% of revenue, for the three months ended March 31, 1999. The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2000, reflects the increase in sales generated by the operating divisions of the Company. The decrease in cost of goods sold as a percentage of revenue was attributable both to higher gross margins on sales of machines, and to a decrease in fixed overhead. The Company's major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended March 31, 2000 were $1,610,523 or 43% of revenue, as compared to $1,477,726 or 57% of revenue, for the three months ended March 31, 1999 which is an increase of approximately $133,000 or 9%.

Research and development expenses for the three months ended March 31, 2000 were $186,132 compared to $239,373 for the three months ended March 31, 1999, a decrease of $53,241 or 22%. The decrease in research and development expenses was primarily due to decreases in payroll costs of approximately $34,000, and general research and development costs of approximately $11,000.

Selling expenses for the three months ended March 31, 2000 increased approximately $127,000 or 21%, compared to the three months ended March 31, 1999 from $597,498 to $724,699. The increases were primarily attributable to an increase in commissions of approximately $66,000, and an increase in salaries of approximately $61,000.

For the three months ended March 31, 2000, general and administrative expenses increased by approximately $59,000 from $640,855 to $699,692. The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $23,000 and an increase in corporate expenses of approximately $30,000.

Interest income for the three months ended March 31, 2000 decreased to $246 compared to $3,389 for the three months ended March 31, 1999, a decrease of approximately $3,100 or 93%. The decrease was due to the decrease in the amount of cash available to invest.

The Company realized a gain on the sale of a portion of the Company's holdings in Cardiotech International, Inc. in the amount of $11,864 for the three month period ended March 31, 1999.

The Company realized a gain of $194,500 for the three months ended March 31, 2000 due to a restructuring of the Company's subordinated debt.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $438,455 and $447,317 from operations for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, the Company's principal operating cash requirements were to fund its increase in inventories and prepaid expenses, offset by an increase in current liabilities, a decrease in trade and other receivables and net income from operations. For the three months ended March 31, 1999, the Company's principal operating cash requirements were to fund its net loss and decrease in current liabilities offset by a decrease in trade and other receivables.

The Company used cash of $22,996 and generated cash of $32,663 for investing activities for the three months ended March 31, 2000 and 1999, respectively. Net cash used for investing activities for the three months ended March 31, 2000 included proceeds from the sale of fixed assets offset by the purchase of capital equipment. Net cash provided by investing activities for the three months ended March 31, 1999 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment. As of March 31, 2000, the Company had no material commitments for capital expenditures.

The Company used cash of $495,201 for the three months ended March 31, 2000, consisting of the proceeds from the refinancing of the line of credit, and proceeds from the issuance of common stock offset by the repayment of the previous line of credit. The Company used cash of $391,495 for the three months ended March 31, 1999, consisting of payments of the line of credit and subordinated debt, and the purchase of treasury stock.

As of March 31, 2000, the Company had $116,430 in cash and cash equivalents, compared to $196,172 as of December 31, 1999.

On February 28, 2000, the Company entered into a revolving credit and term loan agreement with National Bank of Canada ("Bank"), providing the Company with a $4,475,000 three-year revolving credit and term loan facility.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with the credit and term loan facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

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

4.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties including statements to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability. Such statements are based on the Company's current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company's Microfluidizer/(R)/ or Zinger/(R)/ materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company's ability to comply with the covenants and terms of the Company's loan agreement with its senior lender.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

         The Company had approximately $2,010,000 of variable rate borrowings outstanding under its revolving credit agreement. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $9,000 negative effect on the Company's earnings and cash flows.



                               MFIC CORPORATION
                          PART II- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Concurrently with the entering into by the Company of its new senior credit facility with National Bank of Canada ("Bank") on February 28, 2000 and as required by the Bank, Irwin Gruverman purchased 1,000,000 shares of the Company's restricted common stock for $250,000. Also, concurrently with the Bank Closing, $475,000 of the Company's subordinated debt was converted to 500,000 shares of the Company's restricted common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 11  Statement regarding computation of Per Share Earnings

         Exhibit 27 Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           MFIC CORPORATION



           /s/ Michael A. Lento
           --------------------
           Michael A. Lento
           President and Treasurer
           (Principal Financial and Accounting Officer)

 Date: May 15, 2000

EXHIBIT INDEX

 Exhibit                              Description
 -------                              -----------

  11                                Statement regarding
                                     computation of per share
                                     earnings.


  27                                Financial Data Schedule