Form 10-Q
period 2000-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2000-08-14
CIK 723889

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       Or

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                         Commission file number 0-11625

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

                                  617-969-5452
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ----   ----

Registrant had 7,588,948 shares of Common Stock, par value $.01 per share, outstanding on August 8, 2000.

                                MFIC CORPORATION
                                ----------------
                                     INDEX
                                     -----


--------------------------------------------------------------------------------
PART I.        FINANCIAL INFORMATION                                 PAGE NUMBER
--------------------------------------------------------------------------------
               ITEM 1. Financial Statements

               Consolidated Balance Sheets as of June 30, 2000
               (unaudited) and December 31, 1999                          3

               Consolidated Statements of Operations for the three
               and six months ended June 30, 2000 and June 30, 1999
               (unaudited)                                                5

               Consolidated Statements of Cash Flows for six months
               ended June 30, 2000 and June 30, 1999 (unaudited)          7

               Notes to Consolidated Financial Statements                 9
--------------------------------------------------------------------------------
               ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.             12
               ITEM 3.  Quantitative and Qualitative Disclosures
               about Market Risk.                                         16
--------------------------------------------------------------------------------
PART II.       OTHER INFORMATION
--------------------------------------------------------------------------------
               ITEM 1.  Legal Proceedings                                 17
               ITEM 2.  Changes in Securities and Use of Proceeds         17
               ITEM 4.  Submission of matters to a vote of security       17
               holders.
               ITEM 6.  Exhibits and Reports on Form 8-K                  18
               Signatures                                                 19
               Exhibit Index
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS
                                     ITEM 1.

                                MFIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                          June 30, 2000      December 31,
                                                           (unaudited)          1999
-------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $   103,428       $   196,172
-------------------------------------------------------------------------------------------
Accounts receivable (less allowance for doubtful
 accounts of $116,601 and $65,321 at June 30, 2000
 and December 31, 1999, respectively)                           2,499,298         2,710,684
-------------------------------------------------------------------------------------------
Other receivables                                                  81,894           108,607
-------------------------------------------------------------------------------------------
Accounts Receivable - Related Party                                34,656            23,252
Inventory                                                       4,154,909         3,477,123
-------------------------------------------------------------------------------------------
Prepaid expenses                                                  283,368           143,252
Other current assets                                               64,852
-------------------------------------------------------------------------------------------
Total current assets                                            7,222,405         6,659,090
                                                              -----------       -----------
-------------------------------------------------------------------------------------------
Equipment and leasehold improvements
-------------------------------------------------------------------------------------------
Furniture, fixtures and office equipment                          469,411           461,852
-------------------------------------------------------------------------------------------
Machinery and equipment                                           945,228           929,330
-------------------------------------------------------------------------------------------
Leasehold improvements                                            317,851           310,563
                                                              -----------       -----------
-------------------------------------------------------------------------------------------
Net equipment and leasehold improvements                        1,732,490         1,701,745
-------------------------------------------------------------------------------------------
Less:  accumulated depreciation & amortization                   (968,546)         (859,875)
                                                              -----------       -----------
-------------------------------------------------------------------------------------------
                                                                  763,944           841,870
-------------------------------------------------------------------------------------------
Goodwill (net of accumulated amortization of $770,781
 at June 30, 2000 and $554,329 at December 31, 1999,
 respectively)                                                  5,393,648         5,610,130
-------------------------------------------------------------------------------------------
Patents, licenses and other intangible assets (net of
 accumulated amortization of $ 515,941 at June 30,
 2000 and $467,389 at December 31, 1999, respectively             160,444           116,226
                                                              -----------       -----------
-------------------------------------------------------------------------------------------

Total assets                                                  $13,540,441       $13,227,316
                                                              ===========       ===========

(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION

                    ---------------------------------------

--------------------------------------------------------------------------------------------
                                                         June 30, 2000     December 31, 1999
                                                          (unaudited)
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                        $ 1,426,583         $ 1,480,220
--------------------------------------------------------------------------------------------
Accrued interest - related party                                  82,834              77,500
--------------------------------------------------------------------------------------------
Accrued compensation                                              85,580             119,712
--------------------------------------------------------------------------------------------
Customer advances                                                653,936             537,958
--------------------------------------------------------------------------------------------
Current portion of long term debt--related party                  37,500
Current portion of note payable                                   95,004
--------------------------------------------------------------------------------------------
Line of credit                                                 2,696,183           3,075,815
                                                             -----------         -----------
--------------------------------------------------------------------------------------------
Total current liabilities                                      5,077,620           5,291,205
Note payable - net of current portion                            356,245
Long term debt - net of current portion - related
 party.                                                          262,500             775,000

--------------------------------------------------------------------------------------------
Common Stock, Stockholders' equity par value $.01 per share,
 20,000,000 shares authorized; 7,574,129 and
 6,061,307 shares issued and outstanding at
 June 30, 2000 and at December 31, 1999, respectively             75,741              60,613

--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------

Additional paid-in-capital                                    12,888,116          12,494,839
--------------------------------------------------------------------------------------------
Accumulated deficit                                           (4,445,674)         (4,720,234)
--------------------------------------------------------------------------------------------
Less:Treasury Stock, at cost,  242,719 and 235,219
 shares at June 30, 2000 and December 31, 1999,
 respectively                                                   (674,107)           (674,107)
                                                             -----------         -----------
--------------------------------------------------------------------------------------------
Total stockholders' equity                                     7,844,076           7,161,111
                                                             -----------         -----------
--------------------------------------------------------------------------------------------
Total liabilities and stockholders equity                    $13,540,441         $13,227,316
                                                             ===========         ===========
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------

(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

-----------------------------------------------------------------------------------------------------
                                 Three months      Three months        Six months        Six months
                                ended June 30,    ended June 30,     ended June 30,    ended June 30,
                                     2000              1999               2000              1999
                                  (unaudited)       (unaudited)       (unaudited)       (unaudited)
-----------------------------------------------------------------------------------------------------
Revenues                          $3,951,979         $3,342,517        $7,684,898        $5,939,639
-----------------------------------------------------------------------------------------------------
Cost of goods sold                 2,205,625          1,816,335         4,186,675         3,481,867
                                  ----------         ----------        ----------        ----------
-----------------------------------------------------------------------------------------------------
Gross profit on revenues           1,746,354          1,526,182         3,498,223         2,457,772
-----------------------------------------------------------------------------------------------------
Operating expenses:
Selling                              826,139            711,815         1,550,838         1,309,313
-----------------------------------------------------------------------------------------------------
Research and development             211,162            195,826           397,294           435,199
-----------------------------------------------------------------------------------------------------
General and administrative           605,334            559,982         1,305,026         1,200,837
                                  ----------         ----------        ----------        ----------
-----------------------------------------------------------------------------------------------------
Total operating expenses           1,642,635          1,467,623         3,253,158         2,945,349
-----------------------------------------------------------------------------------------------------
Income (loss) from operations        103,719             58,559           245,065          (487,577)
-----------------------------------------------------------------------------------------------------
Interest income                            2              2,434               248             5,823
-----------------------------------------------------------------------------------------------------
Gain on sale of marketable
 securities                                                                                  11,864
-----------------------------------------------------------------------------------------------------

Interest expense                     (75,067)          (110,857)         (165,253)         (209,200)
-----------------------------------------------------------------------------------------------------

Net income (loss) before
Extraordinary item                    28,654            (49,864)           80,060          (679,090)
Gain on subordinated debt
restructuring                                                             194,500
                                                                       ----------
-----------------------------------------------------------------------------------------------------

Net income (loss) before taxes        28,654            (49,864)          274,560          (679,090)

Income tax provision
                                  ----------         ----------        ----------        ----------

Net income (loss)                 $   28,654         $  (49,864)       $  274,560        $ (679,090)
                                  ==========         ==========        ==========        ==========

--------------------------------------------------------------------------------------------------
Weighted average number of
 common and common equivalent
 shares outstanding:
Basic                                 7,331,410         5,816,930          6,827,136     5,816,426
--------------------------------------------------------------------------------------------------
Diluted                               7,647,285         5,816,930          7,162,188     5,816,426
--------------------------------------------------------------------------------------------------
Basic amounts per common
 share: Net income (loss) per
 share before extraordinary
 gain                                      $.00             $(.01)             $0.01        $(0.12)
--------------------------------------------------------------------------------------------------
Extraordinary gain per share
                                           $.00              $.00               0.03          0.00
                                                                                ----          ----
--------------------------------------------------------------------------------------------------
Basic net income (loss) per
 share:                                    $.00             $(.01)             $0.04        $(.012)
--------------------------------------------------------------------------------------------------
Diluted amounts per common
 share: Net income (loss) per
 share before extraordinary
 gain                                      $.00             $(.01)             $0.01        $(.012)
--------------------------------------------------------------------------------------------------

Extraordinary gain per share               $.00              $.00               0.03          0.00
                                           ----             -----              -----        ------
--------------------------------------------------------------------------------------------------
Diluted net income (loss) per
 share                                     $.00             $(.01)             $0.04        $(0.12)
                                           ====             =====              =====        ======
--------------------------------------------------------------------------------------------------

(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                         Six months ended     Six months ended
                                                           June 30, 2000        June 30, 1999
-----------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
-----------------------------------------------------------------------------------------------
Net income  (loss)                                             $   274,560            $(679,090)
-----------------------------------------------------------------------------------------------
Reconciliation of net income (loss) to cash provided
 by operating activities:
-----------------------------------------------------------------------------------------------

Depreciation and amortization                                      384,450              352,676
-----------------------------------------------------------------------------------------------
Extraordinary gain on debt restructuring                          (194,500)
-----------------------------------------------------------------------------------------------
Gain on sale of fixed assets                                          (559)             (30,722)
-----------------------------------------------------------------------------------------------
Bad debt expense (income)                                           51,280              (36,862)
-----------------------------------------------------------------------------------------------
Effects of changes in operating working capital
 items: (Increase) decrease in trade and other                     118,415              177,674
 receivables

-----------------------------------------------------------------------------------------------
(Increase) decrease in inventories                                (677,786)             128,508
-----------------------------------------------------------------------------------------------
(Increase) decrease in prepaid expenses                           (140,116)             (67,580)
-----------------------------------------------------------------------------------------------
Increase (decrease) in current liabilities                          23,043              502,581
                                                               -----------            ---------
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               (161,213)             347,185
-----------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities:
-----------------------------------------------------------------------------------------------
Proceeds from sales of fixed assets                                 30,820              102,730
-----------------------------------------------------------------------------------------------
Excess of cost over assets purchased (Goodwill)                                         (20,226)
-----------------------------------------------------------------------------------------------
Purchase of equipment and leasehold improvements                   (71,751)             (46,338)
                                                               -----------            ---------
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                (40,931)              36,166
-----------------------------------------------------------------------------------------------
Cash flows used in financing activities:
-----------------------------------------------------------------------------------------------
Payment of subordinated debt                                                            (25,000)
-----------------------------------------------------------------------------------------------
Proceeds from new line of credit                                 2,696,183
-----------------------------------------------------------------------------------------------
Repayment of line of credit                                     (3,075,815)            (731,031)
-----------------------------------------------------------------------------------------------
Proceeds from term note                                            475,000
-----------------------------------------------------------------------------------------------
Paydown on term note                                               (23,751)
-----------------------------------------------------------------------------------------------
Paydown in connection with debt refinancing                       (157,622)
-----------------------------------------------------------------------------------------------
Lease termination payment in connection with debt
 refinancing                                                       (58,000)

-----------------------------------------------------------------------------------------------
Issuance of restricted common stock                                250,000
-----------------------------------------------------------------------------------------------
Issuance of common stock under employee stock
 purchase plan                                                       3,405                3,459
-----------------------------------------------------------------------------------------------
Treasury stock purchased                                                                 (7,620)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                109,400             (760,192)
-----------------------------------------------------------------------------------------------
Net (decrease)in cash                                              (92,744)            (376,841)
-----------------------------------------------------------------------------------------------


                               MFIC CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                         Six months ended     Six months ended
                                                           June 30, 2000        June 30, 1999
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   196,172              550,713
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $103,428             $173,872
-----------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities

 The Company restructured $775,000, plus interest, of subordinated debt at the closing of its new loan facility and settled various other liabilities as discussed in Note 6, resulting in an extraordinary gain of $194,500. In connection with the restructuring the following noncash financing activities occurred:

----------------------------------------------------------------------------------------------
Settlement of restructured subordinated debt (including  accrued interest)           $ 852,500
----------------------------------------------------------------------------------------------
Issuance of common stock in connection with debt restructuring                        (155,000)
----------------------------------------------------------------------------------------------
Issuance of subordinated debt (including interest)                                    (388,000)
----------------------------------------------------------------------------------------------
Accounts receivable write-off settled in connection with debt
 restructuring                                                                         (57,000)
----------------------------------------------------------------------------------------------


(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally-accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2. EARNINGS (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive. For 1999, 1,303,731 shares were excluded because the effect of such options would be anti-dilutive. For 2000, 1,267,381 shares were excluded because the effect would be anti-dilutive.

3. INVENTORY

The components of inventories on the following dates were:

                                      June 30, 2000       December 31, 1999
---------------------------------------------------------------------------
Raw Material                            $2,723,379               $2,070,913
---------------------------------------------------------------------------
Work in Progress                           262,940                  320,151
---------------------------------------------------------------------------
Finished Goods                           1,168,590                1,086,059
                                        ----------               ----------
---------------------------------------------------------------------------
Total                                   $4,154,909               $3,477,123
                                        ==========               ==========
---------------------------------------------------------------------------

4.  TAXES

The Company has a federal net operating tax loss carryforward of approximately $4,698,000 and research and development tax credit carryforwards of approximately $186,000 expiring at various dates beginning in 2001 through 2019. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

Based on the financial results known at December 31, 1999, the Company has established a full valuation allowance against a deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets. Therefore, the Company increased the valuation allowance by $323,096 in 1999.

5.  NEW ACCOUNTING PROUNOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's Quarter ended March 31, 2001. SFAS No. 133 significantly modifies accounting and reporting Standards for derivatives and hedging activities. In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company adopt this statement in fiscal year 2001. In June, 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The impact of SFAS No. 133, if any, on the company has not yet been determined.


6.   SETTLEMENT AGREEMENT& DEBT RESTRUCTURING AND REFINANCING

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

The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit ("Revolving Credit Line") with advances thereunder bearing interest at an interest rate equal to the prime rate (the "Prime Rate" for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the "Revolving Note"), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate plus three quarters of one percent (.75%). As of June 30, 2000 the revolving line of credit had an interest rate of 10% per annum, and the term note has an interest rate of 10.25%. Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company's Microfluidics Corporation subsidiary has guaranteed the Company's obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

From the proceeds of the initial loan, the Company repaid the outstanding balance owed to Comerica Bank of approximately $2,585,000, as of February 28, 2000.

As one of the Lender's conditions precedent to the closing of the Finance Facility, the Company's Chairman, Irwin Gruverman, made at the closing of the Credit Facility a $250,000 purchase of restricted Common Stock of the Company. Pursuant to an agreement with the Company approved by the Company's Board of Directors on December 30, 1999, Mr. Gruverman paid $.25 per share for his stock purchase and resultantly received 1,000,000 MFIC restricted shares of Common Stock.

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

7. SUBSEQUENT EVENT - TRANSFER OF MANUFACTURING HORIZONTAL MEDIA MILLS FROM MICHIGAN PLANT TO CALIFORNIA PLANT

On July 24, 2000, the Company announced that it would transfer the manufacturing of its line of Zinger(R) horizontal media mills from its Michigan-based Epworth Mill Division to the Morehouse-COWLES plant in Fullerton, California. It is expected that there will be no material effect on the profitability of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended June 30, 2000 were $3,951,979, as compared to revenues of $3,342,517 in the corresponding period last year, representing an increase of $609,462, or 18%. For the six month period ended June 30, 2000, revenues increased $1,745,259, or 29%, to $7,684,898 from
$5,939,639 for the first six months of 1999. The increased amount in revenue for the three months ended June 30, 2000 is due to an increase in the sale of machines of approximately $644,000. The increase in revenue for the six month period ended June 30, 2000 is due to an increase in the sale of machines of approximately $1,342,000, and an increase in the sales of spare parts of approximately $418,000.

Cost of goods sold for the three months ended June 30, 2000 was $2,205,625, or 56% of revenue, compared to $1,816,335, or 54% of revenue, for the same period last year. For the six month period ended June 30, 2000, cost of goods sold increased to $4,186,675, or 54% of revenue, from $3,481,867 or 59% of revenue, for the comparable period in 1999. The increase in cost of goods sold in absolute dollars for both the three and six months ended June 30, 2000, reflects the increase in sales generated by the operating divisions of the Company.

The Company's major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended June 30, 2000 were $1,642,635 or 42% of revenue, as compared to $1,467,623 or 44% of revenue for the same period last year, which is an increase of $175,012 or 12%. Operating expenses for the six months ended June 30, 2000 were $3,253,158 or 42% of revenue, as compared to $2,945,349 or 50% of revenue, for the same period last year, an increase of $307,809 or 10%.

Research and development expenses for the three months ended June 30, 2000 were $211,162 compared to $195,826 for the three months ended June 30, 1999 an increase of $15,336 or 8%. The increase in research and development expenses was primarily due to an increase in payroll costs of approximately $24,000, partially offset by general research and development expenses of approximately $9,000.

Research and development expenses for the six months ended June 30, 2000 were $397,294 compared to $435,199 for the six months ended June 30, 1999, a decrease of $37,905 or 9%. The decrease in research and development expenses was primarily due to a decrease in payroll costs.

Selling expenses for the three months ended June 30, 2000 increased $114,324 or 16%, compared to the three months ended June 30, 1999, from $711,815 to $826,139. The principal increases in selling expenses were due to increases in commissions of approximately $50,000, payroll costs of $25,000, and consultants of $15,000.

Selling expenses for the six months ended June 30, 2000 increased approximately $242,000 or 18% compared to the six months ended June 30, 1999, from $1,309,313 to $1,550,838. The increases were due principally to increases of $108,000 in commission expenses, $83,000 in payroll costs, and $18,000 in consulting expense.

For the three months ended June 30, 2000, general and administrative expenses increased by approximately $45,000, or 8%, from $559,982 to $605,334.The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $60,000, an increase in corporate overhead of approximately $26,000, offset by a decrease of $20,000 in payroll costs, and a decrease in consultants of $10,000.

For the six months ended June 30, 2000, general and administrative expenses increased by approximately $104,000, or 9%, from $1,200,837 to $1,305,026. The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $83,000, an increase in corporate overhead of $56,000, partially offset by a decrease in payroll costs of approximately $25,000.

Interest income for the three months ended June 30, 2000 decreased to $2 compared to $2,434 for the three months ended June 30, 1999, a decrease of $2,432. The decrease is due to a reduction in the amount of cash available to invest.

Interest income for the six months ended June 30, 2000 decreased to $248 compared to $5,823 for the six months ended June 30, 1999, a decrease of approximately $5,600 or 96%. The decrease is due to a reduction in the amount of cash available to invest.

Interest expense for the three months ended June 30, 2000 decreased approximately $36,000 or 32%, to $75,067 compared to $110,857 for the three months ended June 30, 1999. The decrease is due to a reduction in the interest rate paid as a result of the refinancing, and in the reduction of the overall debt.

Interest expense for the six months ended June 30, 2000 decreased approximately $44,000, or 21%, to $165,253 from $209,200 for the six months ended June 30, 1999. The decrease is due both to a reduction of the interest rate paid as a result of the refinancing of the debt, and the overall reduction of the debt.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company utilized cash of $161,213 and generated cash of $347,185 from operations for the six months ended June 30, 2000 and 1999, respectively. For the first six months of 2000, this amount was principally the result of the Company's net income from operations, (net of depreciation, amortization and the extraordinary gain from the debt restructuring), an increase in current liabilities, and a decrease in trade and other receivables, offset by an increase in inventory and prepaid expenses. For the first six months of 1999, this amount was principally the result of funding the net loss from operations, an increase in current liabilities and a decrease in inventories in trade and other receivables.

The Company utilized cash of $40,931 and generated cash of $36,166 for investing activities for the six months ended June 30, 2000 and 1999, respectively. Cash used for 2000 reflected the purchase of fixed assets partially offset by the
proceeds from the sale of fixed assets.   In 1999, cash was generated from the
sale of fixed assets, partially offset by the purchase of fixed assets. As of June 30, 2000, the Company had no material commitments for capital expenditures.

For financing activities, the Company generated cash of $109,400 for the six months ended June 30, 2000, consisting of proceeds from the refinancing of the line of credit and proceeds from the issuance of Common stock, offset by the payment of the previous line of credit. The Company used cash in 1999, principally to pay down the line of credit.

The cash and cash equivalents balance of the Company was $103,428 at June 30, 2000, a decrease of $92,744 from the December 31, 1999 balance of $196,172.


On February 28, 2000, the Company entered into a revolving credit and term loan agreement with National Bank of Canada ("Bank"), providing the Company with a $4,475,000 three-year revolving credit and term loan facility.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with the credit and loan facility, and the existing cash balances, will be sufficient to meet its working capital requirements for a least the next twelve months.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's quarter ended March 31, 2001. SFAS No. 133 significantly modifies Accounting and Reporting Standards for derivatives and hedging activities. In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133." SFAS No. 137 delayed the original implementation date of SFAS No. 133 by one year. This will require that the Company adopt this statement in fiscal year 2001. In June, 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB statement No. 133." The impact of SFAS No. 133, if any, on the Company has not yet been determined.


4.   BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties including statements to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability. Such statements are based on the Company's current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following risks and uncertainties: (I) whether the performance advantages of the Company's Microfluidizer(R) or Zinger(R) materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company's ability to comply with the covenants and terms of the Company's loan agreement with its senior lender.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The Company's fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $2,700,000 of variable rate borrowings outstanding under its revolving credit agreement. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $8,000 negative effect on the Company's earnings and cash flows.

                                MFIC CORPORATION
                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In a letter dated June 16, 2000, J.M. Huber Corporation informed MFIC Corporation that it purportedly was revoking its acceptance of seven model LV-40 Zinger(R) horizontal media mills that Huber had purchased from MFIC's Epworth Mill Division in 1998. The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350. The Company has denied any liability. At the request of Huber and as an accommodation, the Company performed certain services which, the Company believes, were accepted by Huber as a cure for problems encountered by Huber with the performance of such equipment. The Company is currently attempting to resolve the dispute with Huber in a manner that it believes will not have a material effect.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Concurrently with the entering into by the Company of its new senior credit facility with National Bank of Canada ("Bank") on February 28, 2000 and as required by the Bank, Irwin Gruverman purchased 1,000,000 shares of the Company's restricted common stock for $250,000. Also, concurrently with the Bank Closing, $475,000 of the Company's subordinated dent was converted to 500,000 shares of the Company's restricted common stock.


                                MFIC CORPORATION
                           PART II- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 27, 2000, the Company held its annual meeting of its stockholders. The following matters were voted on at the annual meeting:

   1. The election of, Irwin J. Gruverman, Vincent B. Cortina, Edward T. Paslawski, Leo Pierre Roy and James N. Little, as directors of the Company;

   2. The ratification of the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2000.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

-----------------------------------------------------------------------------------------------------
Matter                                        For           Against         Abstain         Broker
                                                                                           Nonvotes
-----------------------------------------------------------------------------------------------------
Election of Mr. Gruverman                   6,432,390       110,459           N/A             N/A
-----------------------------------------------------------------------------------------------------
Election of Mr. Paslawski                   6,495,371        77,478           N/A             N/A
-----------------------------------------------------------------------------------------------------
Election of Mr. Cortina                     6,473,455        99,394           N/A             N/A
-----------------------------------------------------------------------------------------------------
Election of Mr. Roy                         6,489,475        83,374           N/A             N/A
-----------------------------------------------------------------------------------------------------
Election of Mr. Little                      6,473,855        98,994           N/A             N/A
-----------------------------------------------------------------------------------------------------
Appointment of Deloitte &
Touche LLP                                  6,561,799        10,450           600             N/A
-----------------------------------------------------------------------------------------------------

                                MFIC CORPORATION
                           PART II- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 11  Statement regarding computation of Per Share Earnings

          Exhibit 27 Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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

Date: August 14, 2000