Form 10-Q
period 2000-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2000-11-14
CIK 723889

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      Or

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                       To
                               ---------------------     ---------------------

                         Commission file number 0-11625
                        ------------------------------

                               MFIC CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

            Delaware                                    04-2793022
            --------                                    ----------
  (State or Other Jurisdiction                       (I.R.S. Employer
  ----------------------------                     Identification No.)
of Incorporation or organization)

          30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts 02464
          -----------------------------------------------------------
             (Address of principal Executive Offices)  (Zip Code)

                                 617-969-5452
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Registrant had 7,588,948 shares of Common Stock, par value $.01 per share, outstanding on November 8, 2000.

                               MFIC CORPORATION
                               ----------------
                                     INDEX
                                     -----

------------------------------------------------------------------------------------------
PART I.        FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------------------------------------------------------------------
               ITEM 1. Financial Statements

               Consolidated Balance Sheets as of September 30, 2000
               (unaudited) and December 31, 1999                           3

               Consolidated Statements of Operations for the three
               and nine months ended September 30, 2000 and
               September 30, 1999 (unaudited)                              5

               Consolidated Statements of Cash Flows for nine
               months ended September 30, 2000 and  September 30,
               1999 (unaudited)                                            7

               Notes to Consolidated Financial Statements                  9
------------------------------------------------------------------------------------------
               ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.             13
               ITEM 3.  Quantitative and Qualitative Disclosures          18
               about Market Risk.
------------------------------------------------------------------------------------------
PART II.       OTHER INFORMATION
------------------------------------------------------------------------------------------
               ITEM 1.  Legal Proceedings                                 19
               ITEM 2.  Changes in Securities and Use of Proceeds         19
               ITEM 6.  Exhibits and Reports on Form 8-K                  20
               Signatures                                                 21
------------------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS
                                    ITEM 1.

                                MFIC CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                             September  30,    December 31,
                                                                2000              1999
                                                             (unaudited)
-------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $    16,111       $   196,172
-------------------------------------------------------------------------------------------
Accounts receivable (less allowance for doubtful
 accounts of $123,601 and $65,321 at September  30,
 2000 and December 31, 1999, respectively)                      2,355,158         2,710,684
-------------------------------------------------------------------------------------------
Other receivables                                                  36,750           108,607
-------------------------------------------------------------------------------------------
Accounts Receivable - Related Party                                20,258            23,252
Inventory                                                       4,223,880         3,477,123
-------------------------------------------------------------------------------------------
Prepaid expenses                                                  197,637           143,252
Other current assets                                               69,979
-------------------------------------------------------------------------------------------
Total current assets                                            6,919,773         6,659,090
                                                              -----------       -----------
-------------------------------------------------------------------------------------------
Equipment and leasehold improvements
-------------------------------------------------------------------------------------------
Furniture, fixtures and office equipment                          460,067           461,852
-------------------------------------------------------------------------------------------
Machinery and equipment                                           785,893           929,330
-------------------------------------------------------------------------------------------
Leasehold improvements                                            327,716           310,563
                                                              -----------       -----------
-------------------------------------------------------------------------------------------
Net equipment and leasehold improvements                        1,573,676         1,701,745
-------------------------------------------------------------------------------------------
Less:  accumulated depreciation & amortization                   (883,225)         (859,875)
                                                              -----------       -----------
-------------------------------------------------------------------------------------------
                                                                  690,451           841,870
-------------------------------------------------------------------------------------------
Goodwill (net of accumulated amortization of $874,902
 at September 30, 2000 and $554,329 at December 31,
 1999, respectively)                                            5,289,557         5,610,130
-------------------------------------------------------------------------------------------
Patents, licenses and other intangible assets (net of
 accumulated amortization of $540,197 at September
 30, 2000 and $467,389 at December 31, 1999,                      141,542           116,226
 respectively                                                 -----------       -----------
-------------------------------------------------------------------------------------------
Total assets                                                  $13,041,323       $13,227,316
                                                              ===========       ===========

(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION

                    ---------------------------------------

                                                      September 30, 2000   December 31, 1999
                                                          (unaudited)
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                        $ 1,638,881         $ 1,480,220
--------------------------------------------------------------------------------------------
Accrued interest - related party                                  77,821              77,500
--------------------------------------------------------------------------------------------
Accrued compensation                                              80,958             119,712
--------------------------------------------------------------------------------------------
Customer advances                                                584,319             537,958
--------------------------------------------------------------------------------------------
Current portion of long term debt--related party                  50,000
Current portion of note payable                                   95,004
--------------------------------------------------------------------------------------------
Line of credit                                                 2,400,182           3,075,815
                                                             -----------         -----------
--------------------------------------------------------------------------------------------
Total current liabilities                                      4,927,165           5,291,205
Note payable - net of current portion                            332,494
Long term debt - net of current portion - related
Party.                                                           250,000             775,000
--------------------------------------------------------------------------------------------
Common Stock, par value $.01 per share, 20,000,000
 shares authorized; 7,588,948 and 6,061,307 shares
 issued and outstanding at September 30, 2000 and
 at December 31, 1999,  respectively
                                                                  75,889              60,613
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Additional paid-in-capital                                    12,891,904          12,494,839
--------------------------------------------------------------------------------------------
Accumulated deficit                                           (4,762,022)         (4,720,234)
--------------------------------------------------------------------------------------------
Less:Treasury Stock, at cost,  242,719 and 235,219
 shares at September 30, 2000 and December 31,
 1999, respectively                                             (674,107)           (674,107)
                                                             -----------         -----------
--------------------------------------------------------------------------------------------
Total stockholders' equity                                     7,531,664           7,161,111
                                                             -----------         -----------
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $13,041,323         $13,227,316
                                                             ===========         ===========
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

--------------------------------------------------------------------------------------------------------
                                      Three months      Three months       Nine months       Nine months
                                          ended             ended             ended             ended
                                      September 30,     September 30,     September 30,    September 30,
                                          2000              1999              2000              1999
                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
--------------------------------------------------------------------------------------------------------
Revenues                                $3,949,071       $ 3,692,425       $11,633,969        $9,632,064
--------------------------------------------------------------------------------------------------------
Cost of goods sold                       2,076,784         1,999,434         6,263,459         5,481,301
                                        ----------       -----------       -----------        ----------
--------------------------------------------------------------------------------------------------------
Gross profit                             1,872,287         1,692,991         5,370,510         4,150,763
--------------------------------------------------------------------------------------------------------
Operating expenses:
Selling                                  1,005,046           740,862         2,555,884         2,050,175
--------------------------------------------------------------------------------------------------------
Research and development                   207,589           246,096           604,883           681,295
--------------------------------------------------------------------------------------------------------
General and administrative                 698,566           665,099         2,003,592         1,865,936
                                        ----------       -----------       -----------        ----------
--------------------------------------------------------------------------------------------------------
Total operating expenses                 1,911,201         1,652,057         5,164,359         4,597,406
                                        ----------       -----------        ----------        ----------
--------------------------------------------------------------------------------------------------------
(Loss) income from operations              (38,914)           40,934           206,151          (446,643)
--------------------------------------------------------------------------------------------------------
Other Expense                             (200,000)                -          (200,000)                -
--------------------------------------------------------------------------------------------------------
Interest income                                  -             1,514               248             7,337
--------------------------------------------------------------------------------------------------------
Gain on sale of marketable
securities                                       -                                                11,864
--------------------------------------------------------------------------------------------------------
Interest expense                           (77,434)         (121,351)         (242,687)         (330,551)
--------------------------------------------------------------------------------------------------------
Net loss before income taxes and                 -                 -                 -                 -
--------------------------------------------------------------------------------------------------------
Extraordinary item                        (316,348)          (78,903)          (236,288)        (757,993)
                                        ----------       -----------        -----------       ----------
--------------------------------------------------------------------------------------------------------
Income tax provision                             -                 -                 -                 -
--------------------------------------------------------------------------------------------------------
Net loss before extraordinary
item                                      (316,348)          (78,903)          (236,288)        (757,993)
                                        ----------       -----------        -----------       ----------
--------------------------------------------------------------------------------------------------------
Gain on subordinated debt
restructuring                                                                   194,500
--------------------------------------------------------------------------------------------------------
Net loss                                $ (316,348)      $   (78,903)      $    (41,788)      $ (757,993)
                                        ==========       ===========       ============       ==========


Weighted average number of
 common and common equivalent
 shares outstanding:
Basic                                 7,346,229          5,818,588          7,008,226      5,818,588
----------------------------------------------------------------------------------------------------
Diluted                               7,346,229          5,818,588          7,008,226      5,818,588
----------------------------------------------------------------------------------------------------
Basic amounts per common
 share: Net loss per share
 before extraordinary gain                $(.04)             $(.01)             $(.03)        $(0.13)
----------------------------------------------------------------------------------------------------
Extraordinary gain per share               $.00               $.00               $.03          $0.00
                                           ----               ----               ----          -----
----------------------------------------------------------------------------------------------------
Basic net income (loss) per
 share:                                   $(.04)             $(.01)              $.00         $(0.13)
----------------------------------------------------------------------------------------------------
Diluted amounts per common
 share: Net loss per share
 before extraordinary gain                $(.04)             $(.01)             $(.03)        $(0.13)
----------------------------------------------------------------------------------------------------
Extraordinary gain per share               $.00               $.00               $.03           $.00
                                           ----               ----               ----           ----
----------------------------------------------------------------------------------------------------
Diluted net (loss) income per
 share                                    $(.04)             $(.01)              $.00         $(0.13)
                                          =====              =====               ====         ======
----------------------------------------------------------------------------------------------------

(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                         Nine months ended    Nine months ended
                                                        September 30, 2000   September 30, 1999
                                                            (unaudited)          (unaudited)
-----------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
-----------------------------------------------------------------------------------------------
Net (loss)                                                     $   (41,788)           $(757,993)
-----------------------------------------------------------------------------------------------
Reconciliation of net loss to cash (used in)
 provided by operating activities:
-----------------------------------------------------------------------------------------------
Depreciation and amortization                                      542,378              521,086
-----------------------------------------------------------------------------------------------
Legal settlement                                                   200,000
-----------------------------------------------------------------------------------------------
Extraordinary gain on debt restructuring                          (194,500)
-----------------------------------------------------------------------------------------------
 Gain on sale of fixed assets                                      (81,752)             (31,549)
-----------------------------------------------------------------------------------------------
Bad debt expense (income)                                           58,280              (34,679)
-----------------------------------------------------------------------------------------------
Effects of changes in operating working capital
 items: Decrease (Increase) in trade and other                     315,097             (205,805)
 receivables
-----------------------------------------------------------------------------------------------
(Increase) decrease in inventories                             $  (746,757)           $ 287,249
-----------------------------------------------------------------------------------------------
Increase in prepaid expenses                                       (54,385)            (132,002)
-----------------------------------------------------------------------------------------------
(Decrease) Increase in current liabilities                         (43,911)             701,418
                                                               ===========            =========
-----------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                (47,338)             347,725
-----------------------------------------------------------------------------------------------
Cash flows provided by investing activities:
-----------------------------------------------------------------------------------------------
Proceeds from sales of fixed assets                                152,989              110,860
-----------------------------------------------------------------------------------------------
Excess of cost over assets purchased (Goodwill)                                         (20,106)
-----------------------------------------------------------------------------------------------
Purchase of equipment and leasehold improvements                   (68,815)             (55,979)
                                                                 =========            =========
-----------------------------------------------------------------------------------------------
Net cash provided by investing activities                           84,174               34,775
-----------------------------------------------------------------------------------------------
Cash flows used in financing activities:
-----------------------------------------------------------------------------------------------
Payment of subordinated debt                                                            (25,000)
-----------------------------------------------------------------------------------------------
Net proceeds from new line of credit                             2,400,182
-----------------------------------------------------------------------------------------------
Repayment of old line of credit                                 (3,075,815)            (723,516)
-----------------------------------------------------------------------------------------------
Proceeds from term note                                            475,000
-----------------------------------------------------------------------------------------------
Payment on term note                                               (47,502)
-----------------------------------------------------------------------------------------------
Payment in connection with debt refinancing                       (168,103)
-----------------------------------------------------------------------------------------------
Lease termination payment in connection with debt
refinancing                                                        (58,000)
-----------------------------------------------------------------------------------------------
Issuance of restricted common stock                                250,000
-----------------------------------------------------------------------------------------------
Issuance of common stock under employee stock
 purchase plan                                                       7,341                3,459
-----------------------------------------------------------------------------------------------
Treasury stock purchased                                                                 (7,620)
-----------------------------------------------------------------------------------------------
Net cash used in financing activities                             (216,897)            (752,677)
-----------------------------------------------------------------------------------------------
Net decrease in cash                                              (180,061)            (370,177)
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   196,172              550,713
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $    16,111            $ 180,536
-----------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities

 The Company restructured $775,000, plus interest, of subordinated debt at the February 28, 2000 closing of its new loan facility and settled various other liabilities as discussed in Note 6, resulting in an extraordinary gain of $194,500. In connection with the restructuring, the following noncash financing activities occurred:

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
----------------------------------------------------------------------------------------------


(See notes to unaudited consolidated financial statements)

                                MFIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.  EARNINGS (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive. For 1999, 1,303,731 shares were outstanding and excluded because the effect of such options would have been anti-dilutive. For 2000, 1,856,137 shares were outstanding and excluded because the effect would have been anti-dilutive.

3.  INVENTORY

The components of inventories on the following dates were:

---------------------------------------------------------------------------
                               September  30, 2000        December 31, 1999
---------------------------------------------------------------------------
Raw Material                            $2,596,514               $2,070,913
---------------------------------------------------------------------------
Work in Progress                           481,277                  320,151
---------------------------------------------------------------------------
Finished Goods                           1,146,089                1,086,059
                                        ----------               ----------
---------------------------------------------------------------------------
Total                                   $4,223,880               $3,477,123
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

5.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended to be effective for fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133". SFAS No 133 requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The standard is effective for the Company on January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". The standard clarifies certain elements of SFAS No. 133. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's financial statements.

In December, 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that postponed the implementation date until the fourth quarter of fiscal 2000. Management currently believes that the implementation of the SAB will not have a material impact on the Company's financial statements.

6.   SETTLEMENT AGREEMENT& DEBT RESTRUCTURING AND REFINANCING

On December 20, 1999 the Company signed an agreement in principle (the "Agreement In Principle") with J.B. Jennings and Bret A. Lewis, the former owners of the Epworth Mill and Morehouse-COWLES businesses (the "Sellers"), Lake Shore Industries, Inc., and JLJ Properties, Inc., entities owned and controlled by the Sellers. The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company's subordinated debt and resolution of various disputes. On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the "Settlement Agreement"). Pursuant to this Settlement Agreement, Seller's subordinated loans totaling $775,000 and accrued interest thereon would be restructured upon the closing of a new senior loan facility. Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement. At such closing $500,000 of this debt would be converted to 500,000 shares of Common Stock.
The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75. The remaining $300,000 would be structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year. A disputed lease between the Company and one of the Seller's entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000. The initial payment in the amount of $30,000 was paid on January 17, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000. The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease. The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

SENIOR DEBT FINANCING

On February 28, 2000 (the "Closing Date") the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the "Lender") providing the Company with a $4,475,000 three-year revolving credit and term loan facility (the "Credit Facility").

The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit ("Revolving Credit Line") with advances thereunder bearing interest at a rate equal to the prime rate (the "Prime Rate" for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the "Revolving Note"), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at a rate equal to the Prime Rate plus three quarters of one percent (.75%). As of September 30, 2000 the revolving line of credit had an interest rate of 10% per annum, and the term note has an interest rate of 10.25%. Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company's Microfluidics Corporation subsidiary has guaranteed the Company's obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

From the proceeds of the initial loan, the Company repaid the outstanding balance owed to Comerica Bank of approximately $2,585,000, as of February 28, 2000.

As one of the Lender's conditions precedent to the closing of the Credit Facility, the Company's Chairman, Irwin Gruverman, made at the closing of the Credit Facility a $250,000 purchase of restricted Common Stock of the Company. Pursuant to an agreement with the Company approved by the Company's Board of Directors on December 30, 1999, Mr. Gruverman paid $.25 per share for his stock purchase and received 1,000,000 MFIC restricted shares of Common Stock.

In connection with the closing of the Credit Facility, and pursuant to a Settlement Agreement dated January 17, 2000 with the Company's subordinated debt holders, the subordinated debt of the Company was restructured in the following manner. The outstanding August 14, 1998 $500,000 subordinated promissory note, having a remaining $475,000 principal balance together with accrued interest at the Closing Date in the approximate amount of $77,500, and accrued interest on the August 14, 1998 $300,000 subordinated note were converted to 500,000 shares of MFIC restricted common stock (the "Conversion Shares"). The fair market value of the Company's Common Stock on the date of the Agreement In Principle was $0.31 per share. MFIC was granted the right, for a three-year period, to repurchase the Conversion Shares at a purchase price of $1.75 per share. The August 14, 1998 $300,000 subordinated note was replaced with a new $300,000 subordinated promissory note dated February 28, 2000 (the "2000 Subordinated Note"). The 2000 Subordinated Note has a maturity date of February 28, 2005 and bears interest at a rate of ten percent (10%) per annum. The note is payable interest only in its first year and then is payable in equal quarterly installments of principal together with outstanding interest thereon until maturity.

As a result of the debt restructuring and refinancing, the Company recorded an extraordinary gain of approximately $195,000 in the first quarter of fiscal 2000.

7. RESTRUCTURING - TRANSFER OF MANUFACTURING HORIZONTAL MEDIA MILLS FROM MICHIGAN PLANT TO CALIFORNIA PLANT

On July 24, 2000, the Company announced that it would transfer the manufacturing of its line of Zinger(R) horizontal media mills from its Michigan-based Epworth Mill Division to the Morehouse-COWLES plant in Fullerton, California. The transfer began on October 1, 2000, and it is expected that there will be no material effect on the profitability of the Company.

The Company decided to sell its Ball Mill operation through a broker. The Company ceased operations of the Ball Mill repair business on September 30, 2000. It is expected that the sale of the operation will have no material effect on the profitability of the Company.

8.  LEGAL SETTLEMENT

In a letter dated June 16, 2000 J. M. Huber Corporation ("Huber") informed
MFIC Corporation that it purportedly was revoking its acceptance of seven model LV-40 Zinger(R) horizontal media mills that Huber had purchased from MFIC's Epworth Mill Division in 1998. The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350. The Company denied any liability. At the request of Huber and as an accommodation, the Company, in both 1999 and 2000 performed certain services which, the Company believes, were accepted by Huber as a cure for problems encountered by Huber with the performance of such equipment.

On October 20, 2000, the Company entered into an agreement with Huber pursuant to which, the Company paid $100,000 to Huber upon execution of the agreement, and executed a term purchase money promissory note for $350,000 payable two years from the execution date, with interest payable quarterly in arrears at 10% per annum. The Company may prepay the note through February 2001, with the note being discharged for $300,000 plus accrued and unpaid interest. Huber has transferred all interest in the seven Media Mills to the Company, and will ship the equipment to the Company for reconditioning and resale. The Company estimates a loss on this transaction of approximately $200,000. As a result of this settlement, the Company has recorded a charge of $200,000 for the quarter ended September 30, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended September 30, 2000 were $3,949,071, as compared to revenues of $3,692,425 in the corresponding period last year, representing an increase of $256,646, or 7%. For the nine month period ended September 30, 2000, revenues increased $2,001,905, or 21%, to $11,633,969 from $9,632,064 for the first nine months of 1999. The increase in revenue for the three months ended September 30, 2000 is primarily due to an increase in the sale of spare parts of approximately $212,000. The increase in revenue for the nine month period ended September 30, 2000 is due primarily to an increase in the sale of machines of approximately $1,360,000, and an increase in the sale of spare parts of approximately $689,000.

Cost of goods sold for the three months ended September 30, 2000 was $2,076,784, or 53% of revenue, compared to $1,999,434, or 54% of revenue, for the same period last year. For the nine month period ended September 30, 2000, cost of goods sold was $6,263,459, or 54% of revenue. For the comparable period in 1999, costs of goods sold was $5,481,301, or 57% of revenue. The increase in cost of goods sold in absolute dollars for both the three and nine months ended September 30, 2000, reflects the increase in sales generated.

The Company's major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended September 30, 2000 were $1,911,201 or 48% of revenue, as compared to $1,652,057 or 45% of revenue for the same period last year, which is an increase of $259,144 or 16%. Operating expenses for the nine months ended September 30, 2000 were $5,164,359 or 44% of revenue, as compared to $4,597,406 or 48% of revenue, for the same period last year, an increase of $566,953 or 12%.

Selling expenses for the three months ended September 30, 2000 increased $264,184 or 36%, compared to the three months ended September 30, 1999, from $740,862 to $1,005,046. The principal increases in selling expenses were due to increases in commissions of approximately $170,000, payroll costs of $40,000, and advertising of $29,000.

Selling expenses for the nine months ended September 30, 2000 increased approximately $505,709 or 25% compared to the nine months ended September 30, 1999, from $2,050,175 to $2,555,884. The increases were due principally to increases of $245,000 in commission expenses, $104,000 in payroll costs, $46,000 in consulting expense, and $37,000 in advertising expense.

Research and development expenses for the three months ended September 30, 2000 were $207,589 compared to $246,096 for the three months ended September 30, 1999 a decrease of $38,507 or 16%. The decrease in research and development expenses was primarily due to a decrease in payroll costs of approximately $12,000, and a decrease in general research and development expenses of approximately $20,000.

Research and development expenses for the nine months ended September 30, 2000 were $604,883 compared to $681,295 for the nine months ended September 30, 1999, a decrease of $76,412 or 11%. The decrease in research and development expenses was primarily due to a decrease in payroll costs of approximately $47,000, and a decrease in general research and development costs of approximately $21,000.

For the three months ended September 30, 2000, general and administrative expenses increased by approximately $33,000, or 5%, from $665,099 to $698,566. The increase in general and administrative expenses is principally due to an
increase in payroll and       related costs of approximately $67,000, offset by
a decrease in professional fees of approximately $31,000.

For the nine months ended September 30, 2000, general and administrative expenses increased by approximately $138,000, or 7%, from $1,865,936 to $2,003,592. The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $52,000, and an increase in corporate overhead of $66,000.

Other expenses for both the three and nine month period ended September 30, 2000, relates to the estimated loss on the transaction with J.M. Huber Corporation. See Note 8, Legal Settlement, for further explanation of the settlement.

Interest income for the three months ended September 30, 2000 decreased to $0 compared to $1,514 for the three months ended September 30, 1999, a decrease of $1,514. The decrease is due to a reduction in the amount of cash available to invest.

Interest income for the nine months ended September 30, 2000 decreased to $248 compared to $7,337 for the nine months ended September 30, 1999, a decrease of approximately $7,100 or 97%. The decrease is due to a reduction in the amount of cash available to invest.

Interest expense for the three months ended September 30, 2000 decreased approximately $44,000 or 36%, to $77,434 compared to $121,351 for the three months ended September 30, 1999. The decrease is due to a reduction in the interest rate as a result of the restructuring and refinancing, and in the reduction of the overall level of debt outstanding.

Interest expense for the nine months ended September 30, 2000 decreased approximately $88,000, or 27%, to $242,687 from $330,551 for the nine months ended September 30, 1999. The decrease is due both to a reduction of the interest rate as a result of the restructuring and refinancing of the debt, and the overall reduction of the level of debt outstanding.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company utilized cash of $47,338 and generated cash of $347,725 from operations for the nine months ended September 30, 2000 and 1999, respectively. For the first nine months of 2000, this amount was principally the result of the Company's net loss from operations, (net of depreciation, amortization and the extraordinary gain from the debt restructuring) a decrease in trade and other receivables and current liabilities, offset by an increase in inventory and prepaid expenses, and the legal settlement with J. M. Huber Corporation. For the first nine months of 1999, this amount was principally the result of funding the net loss from operations, an increase in prepaid expenses and trade and other receivables, offset by an increase in current liabilities and a decrease in inventories.

The Company generated cash of $84,174 and $34,775 from investing activities for the nine months ended September 30, 2000 and 1999, respectively. In both 2000 and 1999, cash was generated from the sale of fixed assets and was partially offset by the purchase of fixed assets. As of September 30, 2000, the Company had no material commitments for capital expenditures.

For financing activities, the Company used cash of $216,897 for the nine months ended September 30, 2000, consisting of proceeds from the refinancing of the line of credit and proceeds from the issuance of Common stock, offset by the payment of the previous line of credit. The Company used cash in 1999, principally to pay down the line of credit.

The cash and cash equivalents balance of the Company was $16,111 at September 30, 2000, a decrease of $180,061 from the December 31, 1999 balance of $196,172.

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

The Company's Credit Facility requires compliance with certain financial covenants including minimum debt service, tangible net worth, annual net income, and a maximum leverage ratio. In addition, the Credit Facility limits the Company's ability to incur debt, make capital expenditures, grant liens, make investments, or enter into mergers.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended to be effective for fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The standard is effective for the Company on January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". The standard clarifies certain elements of SFAS No. 133. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's financial statements.

In December, 1999 the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that postponed the implementation date until the fourth quarter of fiscal 2000. Management currently believes that the implementation of the SAB will not have a material impact on the Company's financial statements.


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

The Company had approximately $2,800,000 of variable rate borrowings outstanding under its revolving credit agreement. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $8,000 negative effect on the Company's earnings and cash flows.

                                MFIC CORPORATION
                           PART II--OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In a letter dated June 16, 2000, J.M. Huber Corporation ("Huber") informed MFIC Corporation that it purportedly was revoking its acceptance of seven model LV-40 Zinger(R) horizontal media mills that Huber had purchased from MFIC's Epworth Mill Division in 1998. The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350. The Company denied any liability. At the request of Huber and as an accommodation, the Company, in both 1999 and 2000 performed certain services which, the Company believes, were accepted by Huber as a cure for problems encountered by Huber with the performance of such equipment.

On October 20, 2000, The Company entered into an agreement with Huber pursuant to which, the Company paid $100,000 to Huber upon execution of the agreement, and executed a term purchase money promissory note for $350,000 payable two years from the execution date, with interest payable quarterly in arrears at 10% per annum. The Company may prepay the note through February 2001, with the note being discharged for $300,000 plus accrued and unpaid interest. Huber has transferred all interest in the seven Media Mills to the Company, and will ship the equipment to the Company for reconditioning and resale. The Company estimates a loss on this transaction of approximately $200,000. As a result of this settlement, the Company has recorded a charge of $200,000 for the quarter ended September 30, 2000.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Concurrently with the entering into by the Company of its new senior credit facility with National Bank of Canada (The "Bank") on February 28, 2000 and as required by the Bank, Irwin Gruverman purchased 1,000,000 shares of the Company's restricted common stock for $250,000. Also, concurrently with the bank closing of the credit facility, $475,000 of the Company's subordinated debt was converted to 500,000 shares of the Company's restricted common stock.

                                MFIC CORPORATION
                           PART II- OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 11  Statement regarding computation of Per Share Earnings

          Exhibit 27 Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MFIC CORPORATION



                    /s/ Irwin A.Gruverman
                    ---------------------
                    Irwin A. Gruverman
                    ------------------
                    Chief Executive Officer
                    -----------------------

Date: November 14, 2000