Form 10-Q
period 2001-03-31
MFIC CORP
filed 2001-05-15
CIK 723889

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
(Mark One)

(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

                         COMMISSION FILE NUMBER 0-11625

                                MFIC CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       04-2793022
                  --------                                       ----------
       (State or Other Jurisdiction                           (I.R.S. Employer
        of Incorporation or Organization)                    Identification No.)

30 Ossipee Road,P.O.Box 9101,Newton,Massachusetts                   02464
-------------------------------------------------                  ------
         (Address of Principal Executive Offices)                 (Zip Code)

                                  (617)969-5452
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ X_ No___

Registrant had 7,366,667 shares of Common Stock, par value $.01 per share, outstanding on May 8, 2001.

                                MFIC CORPORATION

                                    INDEX                                                       PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000       3

         Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2001
         and March 31, 2000                                                                       5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and
         March 31, 2000                                                                           7


         Notes to Consolidated Financial Statements                                               9

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   16

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                                       20

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                               21

         Signatures                                                                              21

         Exhibit Index                                                                           22

                                    2

                        PART I. FINANCIAL INFORMATION
ITEM 1.                    FINANCIAL STATEMENTS
                                MFIC CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------ -----------------------  ----------------------------------

ASSETS                                                                 March 31, 2001                   December 31,
                                                                       (Unaudited)                         2000
------------------------------------------------------------------
------------------------------------------------------------------ -----------------------    ----------------------------------
Current Assets:
------------------------------------------------------------------ -----------------------    ----------------------------------
Cash and cash equivalents                                                        $111,167                              $286,355
------------------------------------------------------------------ -----------------------    ----------------------------------
Accounts receivable (less
allowance for doubtful accounts
of $55,570 at March 31, 2001 and December 31, 2000)
                                                                                3,394,647                             2,862,489
------------------------------------------------------------------ -----------------------    ----------------------------------
Other receivables                                                                     529                                 3,490
------------------------------------------------------------------ -----------------------    ----------------------------------
Accounts receivable-related party                                                   9,700                                18,525
------------------------------------------------------------------ -----------------------    ----------------------------------
Inventories                                                                     4,000,465                             4,023,240
------------------------------------------------------------------ -----------------------    ----------------------------------
Prepaid expense                                                                   173,006                               223,100
------------------------------------------------------------------ -----------------------    ----------------------------------
Other current assets                                                               69,200                               137,752
------------------------------------------------------------------ -----------------------    ----------------------------------
Assets held for sale                                                              213,142
------------------------------------------------------------------ -----------------------    ----------------------------------
Advances                                                                          104,007                                    --
------------------------------------------------------------------ -----------------------    ----------------------------------
Total current assets                                                            8,075,863                             7,554,951
------------------------------------------------------------------ -----------------------    ----------------------------------
Property
------------------------------------------------------------------ -----------------------    ----------------------------------
Furniture, fixtures and office equipment
                                                                                  438,507                               438,507
------------------------------------------------------------------ -----------------------    ----------------------------------
Machinery and equipment                                                           568,740                               579,617
------------------------------------------------------------------ -----------------------    ----------------------------------
Leasehold improvements                                                            213,255                               211,660
------------------------------------------------------------------ -----------------------    ----------------------------------
                                                                                1,220,502                             1,229,784
------------------------------------------------------------------ -----------------------    ----------------------------------
Less: accumulated depreciation and amortization
                                                                                 (698,733)                             (654,828)
------------------------------------------------------------------ -----------------------    ----------------------------------
Net property                                                                      521,769                               574,956
------------------------------------------------------------------ -----------------------    ----------------------------------
Assets held for sale                                                                                                    213,142
------------------------------------------------------------------ -----------------------    ----------------------------------
Goodwill (net of accumulated amortization
of $1,087,050 at March 31, 2001, and $981,050 at
December 31, 2000                                                               5,077,409                             5,183,409
------------------------------------------------------------------ -----------------------    ----------------------------------
Patents, licenses and other
intangible assets (net of
accumulated amortization of
$590,796 at March 31, 2001 and
$567,321 at December 31, 2000)                                                     94,302                               117,777
------------------------------------------------------------------ -----------------------    ----------------------------------
Total assets                                                                  $13,769,343                           $13,644,235
                                                                              ===========                           ============
------------------------------------------------------------------ -----------------------    ----------------------------------

         (See notes to consolidated financial statements)

                                  MFIC CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     --------------------------    ----------------------------
                                                                          March 31, 2001                  December 31,
                                                                            (Unaudited)                       2000
                                                                     --------------------------    ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
------------------------------------------------------------------------------------------------    ---------------------------
Accounts payable                                                                   $1,446,839                     $1,816,086
-------------------------------------------------------------------------------------------------   ---------------------------
Accrued expenses                                                                      318,587                        105,366
-------------------------------------------------------------------------------------------------    ---------------------------
Accrued interest - related party                                                       65,168                         70,085
-------------------------------------------------------------------------------------------------    ---------------------------
Accrued compensation and vacation pay                                                  88,409                        157,971
-------------------------------------------------------------------------------------------------    ---------------------------
Customer advances                                                                     334,741                        623,184
-------------------------------------------------------------------------------------------------    ---------------------------
Current portion of long term debt-related party
                                                                                       75,000                         62,500
-------------------------------------------------------------------------------------------------    ---------------------------
Current portion of note payable                                                        95,004                         95,004
-------------------------------------------------------------------------------------------------    ---------------------------
Line of credit                                                                      2,891,866                      2,724,015
-------------------------------------------------------------------------------------------------    ---------------------------
         Total current liabilities                                                  5,315,614                      5,654,211
-------------------------------------------------------------------------------------------------    ---------------------------
Long term debt, net of current portion-related party                                  218,750                        237,500
-------------------------------------------------------------------------------------------------    ---------------------------
Term note, net of current portion                                                     284,992                        308,743
-------------------------------------------------------------------------------------------------    ---------------------------
Notes payable, other                                                                  350,000                        350,000
-------------------------------------------------------------------------------------------------    ---------------------------
Stockholders' equity:
Common stock, par value $.01 per share, 20,000,000 shares authorized;
7,627,116 and 7,588,948 shares issued at March 31, 2001 and
at December 31, 2000, respectively                                                      76,271                         75,889
---------------------------------------------------------------------- -------------------------    ---------------------------
---------------------------------------------------------------------- -------------------------    ---------------------------
Additional paid-in-capital                                                         12,907,704                     12,891,904
---------------------------------------------------------------------- -------------------------    ---------------------------
Accumulated deficit                                                                (4,696,287)                    (5,193,342)
---------------------------------------------------------------------- -------------------------    ---------------------------
---------------------------------------------------------------------- -------------------------    ---------------------------
Less: Treasury stock, at cost, 260,446 and 250,219 shares at March 31,
2001 and December 31, 2000, respectively                                             (687,701)                      (680,670)
---------------------------------------------------------------------- -------------------------    ---------------------------
Total stockholders' equity                                                          7,599,987                      7,093,781
---------------------------------------------------------------------- -------------------------    ---------------------------
Total liabilities and stockholders' equity                                        $13,769,343                    $13,644,235
                                                                                  ===========                    ===========
---------------------------------------------------------------------- -------------------------    ---------------------------

         (See notes to consolidated financial statements)

                                MFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  ---------------------------------------------------
                                                                                  Three months ended
                                                                                      March 31,
                                                                  ---------------------------------------------------
                                                                                     (Unaudited)
                                                                  ---------------------------------------------------
                                                                                  2001                    2000
--------------------------------------------------------------------- ------------------------    --------------------
Revenues                                                                           $4,449,624              $3,732,919
--------------------------------------------------------------------- ------------------------    --------------------
Cost of goods sold                                                                  2,222,538               1,981,050
--------------------------------------------------------------------- ------------------------    --------------------
Gross profit on revenues                                                            2,227,086               1,751,869
--------------------------------------------------------------------- ------------------------    --------------------
--------------------------------------------------------------------- ------------------------    --------------------
Operating expenses:
--------------------------------------------------------------------- ------------------------    --------------------
Research and development                                                              175,736                 186,132
--------------------------------------------------------------------- ------------------------    --------------------
Selling                                                                               696,653                 724,699
--------------------------------------------------------------------- ------------------------    --------------------
General and administrative                                                            775,117                 699,692
--------------------------------------------------------------------- ------------------------    --------------------
--------------------------------------------------------------------- ------------------------    --------------------
Total operating expenses                                                            1,647,506               1,610,523
--------------------------------------------------------------------- ------------------------    --------------------
--------------------------------------------------------------------- ------------------------    --------------------
Income from operations                                                                579,580                 141,346
--------------------------------------------------------------------- ------------------------    --------------------
Interest income                                                                            --                     246
--------------------------------------------------------------------- ------------------------    --------------------
Interest expense                                                                       82,525                  90,186
--------------------------------------------------------------------- ------------------------    --------------------
Net income before income taxes and extraordinary item                                 497,055                  51,406
--------------------------------------------------------------------- ------------------------    --------------------
Income tax provision                                                                       --                      --
--------------------------------------------------------------------- ------------------------    --------------------
Net income before extraordinary item                                                  497,055                  51,406
--------------------------------------------------------------------- ------------------------    --------------------
--------------------------------------------------------------------- ------------------------    --------------------
Gain on subordinated debt restructuring                                                    --                 194,500
--------------------------------------------------------------------- ------------------------    --------------------
Net income (loss)                                                                    $497,055                $245,906
                                                                                     ========                ========
--------------------------------------------------------------------- ------------------------    --------------------

--------------------------------------------------------------------------- ------------------    --------------------
Weighted average number of common and common equivalent shares outstanding:
--------------------------------------------------------------------------- ------------------    --------------------
Basic                                                                               7,366,670               6,350,428
--------------------------------------------------------------------------- ------------------    --------------------
Diluted                                                                             7,593,936               6,399,177
--------------------------------------------------------------------------- ------------------    --------------------
--------------------------------------------------------------------------- ------------------    --------------------
Basic amounts per common share
--------------------------------------------------------------------------- ------------------    --------------------
--------------------------------------------------------------------------- ------------------    --------------------
Net income per share before extraordinary gain                                          $0.07                   $0.01
--------------------------------------------------------------------------- ------------------    --------------------
--------------------------------------------------------------------------- ------------------    --------------------
Extraordinary gain per share                                                               --                    0.03
--------------------------------------------------------------------------- ------------------    --------------------
Basic net income per share                                                              $0.07                   $0.04
--------------------------------------------------------------------------- ------------------    --------------------
--------------------------------------------------------------------------- ------------------    --------------------
Diluted amounts per common share:
--------------------------------------------------------------------------- ------------------    --------------------
--------------------------------------------------------------------------- ------------------    --------------------
Net income per share before extraordinary gain                                          $0.07                   $0.01
--------------------------------------------------------------------------- ------------------    --------------------
Extraordinary gain per share                                                               --                    0.03
--------------------------------------------------------------------------- ------------------    --------------------
Diluted net income per share                                                            $0.07                   $0.04
--------------------------------------------------------------------------- ------------------    --------------------
--------------------------------------------------------------------------- ------------------    --------------------

         (See notes to consolidated financial statements)

                                MFIC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                ----------------------------------------------
                                                                                   Three months ended March 31,
                                                                                                      ---------
                                                                                                     (Unaudited)
                                                                                               2001                  2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operations:
----------------------------------------------------------------------------------- -----------------------    -----------------
Net income                                                                                        $497,055            $245,906
----------------------------------------------------------------------------------- -----------------------    -----------------
Reconciliation of net income to cash flows from operations
----------------------------------------------------------------------------------- -----------------------    -----------------
Depreciation and amortization                                                                      188,702             196,624
----------------------------------------------------------------------------------- -----------------------    -----------------
Extraordinary gain on debt restructuring                                                                --            (194,500)
----------------------------------------------------------------------------------- -----------------------    -----------------
Gain on sale of fixed assets                                                                      (16,434)              (6,124)
----------------------------------------------------------------------------------- -----------------------    -----------------
Bad debt expense                                                                                        --              15,000
----------------------------------------------------------------------------------- -----------------------    -----------------
Increase (decrease) in cash due to change in:
----------------------------------------------------------------------------------- -----------------------    -----------------
Trade and other receivables                                                                      (520,372)              22,834
----------------------------------------------------------------------------------- -----------------------    -----------------
Inventories                                                                                        22,775             (340,497)
----------------------------------------------------------------------------------- -----------------------    -----------------
Prepaid expenses                                                                                   50,094              (92,983)
----------------------------------------------------------------------------------- -----------------------    -----------------
Other current assets                                                                              (35,455)
----------------------------------------------------------------------------------- -----------------------    -----------------
Current liabilities                                                                              (518,948)             591,595
----------------------------------------------------------------------------------- -----------------------    -----------------
Net cash (used from) provided by operations                                                      (332,583)             438,455
----------------------------------------------------------------------------------- -----------------------    -----------------
Cash flows from investing activities
----------------------------------------------------------------------------------- -----------------------    -----------------
Proceeds from sales of fixed assets                                                                22,125               18,820
----------------------------------------------------------------------------------- -----------------------    -----------------
Purchase of capital equipment                                                                     (11,731)             (41,816)
----------------------------------------------------------------------------------- -----------------------    -----------------
Net cash provided by (used for) investing activities                                               10,394              (22,996)
----------------------------------------------------------------------------------- -----------------------    -----------------
Cash flows from financing activities:
----------------------------------------------------------------------------------- -----------------------    -----------------
Payment of subordinated debt-related party                                                         (6,250)
----------------------------------------------------------------------------------- -----------------------    -----------------
Payments on term note                                                                             (23,751)
----------------------------------------------------------------------------------- -----------------------    -----------------
Net proceeds from National Bank of Canada line of credit                                          167,851            2,009,959
----------------------------------------------------------------------------------- -----------------------    -----------------
Payment on Comerica line of credit                                                                                  (3,075,815)
----------------------------------------------------------------------------------- -----------------------    -----------------
Proceeds from term note                                                                                                475,000
----------------------------------------------------------------------------------- -----------------------    -----------------
Paydown in connection with debt refinancing                                                                            (99,750)
----------------------------------------------------------------------------------- -----------------------    -----------------
Lease termination payment in connection with debt refinancing                                                          (58,000)
----------------------------------------------------------------------------------- -----------------------    -----------------
Issuance of restricted common stock                                                                                    250,000
----------------------------------------------------------------------------------- -----------------------    -----------------
Issuance of common stock under employee stock purchase plan                                         9,151                3,405
----------------------------------------------------------------------------------- -----------------------    -----------------

                                MFIC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------

                                                                                             ------------------------------
                                                                                              Three months ended
                                                                                                  March 31,
                                                                                                 ----------
                                                                                                 (Unaudited)
                                                                                                  2001               2000
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                               147,001             (495,201)
----------------------------------------------------------------------------------------- ------------------    -----------------
Net decrease in cash and cash equivalents                                                         (175,188)             (79,742)
----------------------------------------------------------------------------------------- ------------------    -----------------
Cash and cash equivalents at beginning of period                                                   286,355              196,172
----------------------------------------------------------------------------------------- ------------------    -----------------
----------------------------------------------------------------------------------------- ------------------    -----------------
Cash and cash equivalents at end of period                                                        $111,167             $116,430
                                                                                                  ========             ========
----------------------------------------------------------------------------------------- ------------------    -----------------
----------------------------------------------------------------------------------------- ------------------    -----------------

                                MFIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("generally accepted accounting principles") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       EARNINGS PER SHARE

Basic net income per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive. For 2001, 1,339,925 shares were excluded because the effect of such options would be anti-dilutive. For 2000, 1,725,482 shares were excluded because the effect would be anti-dilutive.

                                MFIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.       INVENTORIES

     The components of inventories on the following dates were:

------------------------------------- ----------------------------     ----------------------------------
                                                   March 31, 2001                      December 31, 2000
------------------------------------- ----------------------------     ----------------------------------
Raw Material                                           $2,781,607                             $2,670,155
------------------------------------- ----------------------------     ----------------------------------
Work in Progress                                          233,461                                473,095
------------------------------------- ----------------------------     ----------------------------------
Finished Goods                                            985,397                                879,990
------------------------------------- ----------------------------     ----------------------------------
Total                                                  $4,000,465                             $4,023,240
                                                       ==========                             ==========
------------------------------------- ----------------------------     ----------------------------------

4.   TAXES

The Company has a federal net operating loss tax (NOL) carryforward of approximately $4,695,000 and research and development tax credit carryforwards of approximately $172,000 expiring at various dates beginning in 2001 through 2019. Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

Based on the financial results known at March 31, 2001, the Company has established a valuation allowance against a deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets.

5.       NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended to be effective for fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The standard was effective for the Company on January 1, 2001. In June, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." The standard clarifies certain elements of SFAS No. 133. The implementation of SFAS No.
133 did not have an impact on the Company's financial statements.

 6.    SETTLEMENT AGREEMENT, & DEBT RESTRUCTURING AND REFINANCING

On December 20, 1999 the Company signed an agreement in principle (the "Agreement In Principle") with J.B. Jennings and Bret A. Lewis, the former owners of the Epworth Mill and Morehouse-COWLES businesses (the "Sellers"), Lake Shore Industries, Inc., and JLJ Properties, Inc., entities owned and controlled by the Sellers. The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company's subordinated debt and resolution of various disputes. On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the "Settlement Agreement"). Pursuant to this Settlement Agreement, Seller's subordinated loans totaling $775,000 would be restructured upon the closing of a new senior loan facility. Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement. At such closing $500,000 of this debt would be converted to 500,000 shares of Common Stock at a per share price of $1.00. The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75. The remaining $300,000 would be structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year. A disputed lease between the Company and one of the Seller's entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000. The initial payment in the amount of $30,000 was paid on January 19, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000. The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease. The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

ON FEBRUARY 28, 2000 (THE "CLOSING DATE") THE COMPANY ENTERED INTO A REVOLVING CREDIT AND TERM LOAN AGREEMENT WITH NATIONAL BANK OF CANADA (THE "LENDER") PROVIDING THE COMPANY WITH A $4,475,000 THREE-YEAR REVOLVING CREDIT AND TERM LOAN FACILITY (THE "CREDIT FACILITY").

The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit ("Revolving Credit Line") with advances thereunder bearing interest at an interest rate equal to the prime rate (the "Prime Rate" for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the "Revolving Note"), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate plus three quarters of one percent (.75%). As of March 31, 2001 the revolving line of credit had an interest rate of 8.5% per annum, and the term note has an interest rate of 8.75%. Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company's Microfluidics Corporation subsidiary has guaranteed the Company's obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

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

At December 31, 2000, the Company was in violation of the tangible net worth, liabilities to worth ratio, and net income covenants. The Company had received a waiver of these violations from the Lender as of December 31, 2000, but is required to meet such covenants thereafter. Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the Consolidated Balance Sheet.

At March 31, 2001, the outstanding balance on the Revolving Credit Line was $2,891,866, and the balance outstanding on the term loan was $379,996.

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

7.   NOTE PAYABLE, OTHER

In a letter dated June 16, 2000, J.M. Huber Corporation ("Huber") informed MFIC Corporation that it purportedly was revoking its acceptance of seven model LV-40 Zinger(R) horizontal media mills that Huber had purchased from MFIC's Epworth Mill Division in 1998. The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350. The Company denied any liability. At the request of Huber and as an accommodation, the Company, in both 2000 and 1999 performed certain services which, the Company believed, were accepted by Huber as a cure for problems encountered by Huber with the performance of this equipment. On October 20, 2000, the Company entered into a settlement agreement with Huber pursuant to which, the Company paid $100,000 to Huber upon execution of the agreement, and executed a promissory note for $350,000 payable two years from the execution date, with interest payable quarterly in arrears at 10% per annum. Huber has transferred all interest in the seven Media Mills to the Company, and shipped the equipment to the Company for reconditioning and resale. The Company recorded a loss on this transaction of $250,000 in the year ended December 31, 2000.

8.   SUBSEQUENT EVENTS

On September 30, 2000, the Company ceased operations of the Ball Mill repair business and decided to sell its Ball Mill operation conducted at the Epworth Mill Division through a broker. On March 19, 2001, the Company reached an agreement to sell the operation for $200,000 in cash and notes. On April 26, 2001, the sale was finalized, which resulted in a loss on the sale of the ball mill assets of approximately $13,000.

                                MFIC CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.           RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 2001 were $4,449,624, as compared to revenues of $3,732,919 for the three months ended March 31, 2000, representing an increase of $716,705, or 19%. The increase during this period is due to an increase in sales of machines of approximately $1,064,000, offset by a decrease in sales of parts and repairs of approximately $347,000.

Cost of goods sold for the three months ended March 31, 2001 was $2,222,538 or 50% of revenue, compared to $1,981,050 or 53% of revenue, for the three months ended March 31, 2000. The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2001, reflects the overall increase in sales. The decrease in cost of goods sold as a percentage of revenue was attributable to higher gross margins on sales of machines. The Company's major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended March 31, 2001 were $1,647,506 or 37% of revenue, as compared to $1,610,523 or 43% of revenue, for the three months ended March 31, 2000 which is an increase of approximately $37,000 or 2%.

Research and development expenses for the three months ended March 31, 2001 were $175,736 compared to $186,132 for the three months ended March 31, 2000, a decrease of $10,396 or 6%. The decrease in research and development expenses was primarily due to the reduction of expenses of approximately $16,000 at the Epworth Mill Division operation, due to the transfer of the division's engineering operations to the Morehouse-COWLES Division in October of Fiscal 2000.

Selling expenses for the three months ended March 31, 2001 decreased approximately $28,000 or 4%, compared to the three months ended March 31, 2000 from $724,699 to $696,653. The decrease is primarily attributable to decreases in both consulting and travel expenses of approximately $12,000 each, and the reduction in selling expenses of approximately $86,000 at the Epworth Mill

Division, offset by an increase in commissions of approximately $79,000, and an increase in advertising expenses of approximately $17,000.

For the three months ended March 31, 2001, general and administrative expenses increased by approximately $75,000 from $699,692 to $775,117. The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $51,000 and an increase in payroll expenses of approximately $81,000, partially offset by a decrease of approximately $62,000 caused by the shutdown of the Epworth Mill Division.

Interest expense for the three months ended March 31, 2001 decreased $7,661 or 8%, to $82,525 from $90,186 for the three months ended March 31, 2000. The decrease is due to a reduction in the interest rate paid as a result of the refinancing in February, 2000.

2.                LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $332,583 and generated cash of $438,455 from operations for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, the Company's principal operating cash requirements were to fund its increase in receivables and decrease in current liabilities, offset by a decrease in prepaid expenses and net income from operations. For the three months ended March 31, 2000, the Company's principal operating cash requirements were to fund its' increase in inventories and prepaid expenses, offset by an increase in current liabilities, and net income from operations.

The Company generated cash of $10,394 and used cash of $22,996 for investing activities for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by investing activities for the three months ended March 31, 2001 included proceeds from the sale of fixed assets, offset by the purchase of capital equipment. Net cash used by investing activities for the three months ended March 31, 2000 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment. As of March 31, 2001, the Company had no material commitments for capital expenditures.

The Company generated cash of $147,001 for the three months ended March 31, 2001, consisting of proceeds from the line of credit, and proceeds from the issuance of common stock, offset by payments of both the term note and subordinated debt. The Company used cash of

$495,201 for the three months ended March 31, 2000, consisting of the proceeds from the refinancing of the line of credit, and proceeds from the issuance of common stock offset by the repayment of the previous line of credit.

As of March 31, 2001, the Company had $111,167 in cash and cash equivalents, compared to $286,355 as of December 31, 2000.

On February 28, 2000, the Company entered into a revolving credit and term loan agreement (the "Credit Facility") with National Bank of Canada (the "Bank"), providing the Company with a $4,475,000 three-year revolving credit and term loan facility.

As discussed in Note 6 to the accompanying financial statements, the Company notified the bank that it was in violation of the tangible net worth and liabilities to worth ratio covenants contained in the Credit Facility for the quarter ended March 31, 2001. On April 13, 2001, the Company received a waiver of these violations from the Bank, but is required to meet all covenant requirements thereafter. The Company`s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by the Company's ability to achieve future compliance with the financial covenants. Given the terms of the financial covenants and historical results, it is at least reasonably possible that the Company will be in violation of the financial covenants in the future. Management of the Company is executing plans for a return to profitability, including the recent reorganization of its Epworth Mill Division and the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans.

Assuming that there is no significant change in the Company's business, the Company believes that cash flows from operations, together with the Credit and term loan Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.       NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended to be effective for fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The standard is effective for the Company on January 1, 2001. In June, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." The standard clarifies certain elements of SFAS No. 133. The implementation of SFAS No. 133 did not have a material impact on the Company's financial statements.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $3,272,000 of variable rate borrowings outstanding under its revolving credit agreement. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $8,200 negative effect on the Company's earnings and cash flows on a quarterly basis.

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

                                MFIC CORPORATION



                  /s/ Irwin J. Gruverman
                  ----------------------
                  Irwin J. Gruverman
                  Chief Executive Officer
                  (Principal Executive Officer)


 Date: May 11,2001