Form 10-Q
period 2001-06-30
MFIC CORP
filed 2001-08-14
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to________________

Commission file number 0-11625

MFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2793022

(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts	02464

(Address of principal Executive Offices)	(Zip Code)

617-969-5452

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Registrant had 7,383,535 shares of common stock, par value $.01 per share, outstanding on August 8, 2001.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
ITEM 1.

MFIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$18	$286,355
Accounts receivable (less allowance for doubtful accounts of $55,570 at June 30, 2001 and December 31, 2000)	2,616,007	2,862,489
Other receivables	65,292	3,490
Accounts receivable - related party	20,489	18,525
Inventories	4,154,105	4,023,240
Prepaid expenses	333,725	223,100
Advances	243,254	–
Other current assets	69,200	137,752
Note receivable - current	16,428	–

Total current assets	7,518,518	7,554,951

Property
Furniture, fixtures and office equipment	476,214	438,507
Machinery and equipment	594,396	579,617
Leasehold improvements	225,987	211,660

Total property	1,296,597	1,229,784
Less: accumulated depreciation & amortization	(735,647)	(654,828)

Net property	560,950	574,956
Note receivable – long term	97,203	–
Assets held for sale	–	213,142
Goodwill (net of accumulated amortization of $1,193,050 at June 30, 2001 and $981,050 at December 31, 2000)	4,971,409	5,183,409
Patents, licenses and other intangible assets (net of accumulated amortization of $615,991 at June 30, 2001 and $567,321 at December 31, 2000)	69,107	117,777

Total assets	$13,217,187	$13,644,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,249,247	$1,921,452
Accrued interest – related party	58,071	70,085
Accrued compensation	93,034	157,971
Customer advances	846,221	623,184
Current portion of long term debt—related party	75,000	62,500
Current portion of note payable	95,004	95,004
Line of credit	2,674,955	2,724,015

Total current liabilities	5,091,532	5,654,211
Term note – net of current portion	261,241	308,743
Long term debt – net of current portion – related party	200,000	237,500
Notes payable - other	350,000	350,000
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,627,116 and 7,588,948 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	76,271	75,889
Additional paid-in capital	12,907,704	12,891,904
Accumulated deficit	(4,981,860)	(5,193,342)
Less: Treasury stock, at cost, 260,446 and 250,219 shares at June 30, 2001 and December 31, 2000, respectively	(687,701)	(680,670)

Total stockholders’ equity	7,314,414	7,093,781

Total liabilities and stockholders’ equity	$13,217,187	$13,644,235

(See notes to unaudited consolidated financial statements)

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2001 (unaudited)	Three months ended June 30, 2000 (unaudited)	Six months ended June 30, 2001 (unaudited)	Six months ended June 30, 2000 (unaudited)

Revenues	$3,436,749	$3,951,979	$7,886,373	$7,684,898
Cost of goods sold	1,964,361	2,205,625	4,186,899	4,186,675

Gross profit on revenues	1,472,388	1,746,354	3,699,474	3,498,223
Operating expenses:
Selling	767,514	826,139	1,464,167	1,550,838
Research and development	195,646	211,162	371,382	397,294
General and administrative	561,771	486,132	1,230,888	1,074,524
Amortization of goodwill	106,000	119,202	212,000	230,502

Total operating expenses	1,630,931	1,642,635	3,278,437	3,253,158
Other expense:
Loss on sale of Ball Mill operation	53,142	–	53,142	–

(Loss) income from operations	(211,685)	103,719	367,895	245,065
Interest income	1,783	2	1,783	248
Interest expense	(75,671)	(75,067)	(158,196)	(165,253)
Net (loss) income before extraordinary item	(285,573)	28,654	211,482	80,060
Gain on subordinated debt restructuring	–	–	–	194,500

Net (loss) income before taxes	(285,573)	28,654	211,482	274,560
Income tax provision	–	–	–	–
Net (loss) income	(285,573)	28,654	211,482	274,560

Weighted average number of common and common equivalent shares outstanding:
Basic	7,366,670	7,331,410	7,366,534	6,827,136
Diluted	7,366,670	7,647,285	7,640,409	7,162,188
Basic amounts per common share: Net (loss) income per share before extraordinary gain	$(.04)	$.00	$0.03	$0.01
Extraordinary gain per share	$.00	$.00	0.00	0.03

Basic net (loss) income per share	$(.04)	$.00	$0.03	$0.04
Diluted amounts per common share: Net (loss) income per share before extraordinary gain	$(.04)	$.00	$0.03	$0.01
Extraordinary gain per share	$.00	$.00	$0.00	$0.03

Diluted net (loss) income per share	$(.04)	$.00	$0.03	$0.04

(See notes to unaudited consolidated financial statements)

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2001	Six months ended June 30, 2000

Cash flows provided by (used in) operating activities:
Net income	$211,482	$274,560
Reconciliation of net income (loss) to cash flows from operations:
Depreciation and amortization	372,098	384,450
Extraordinary gain on debt restructuring	-	(194,500)
Gain on sale of fixed assets	(30,429)	(559)
Bad debt expense	-	51,280
Loss on sale of Ball Mill Repair Business assets net of cash and note receivable	53,142	–
Increase (decrease) in cash due to change in:
Trade and other receivables	182,716	118,415
Inventories	(130,865)	(677,786)
Prepaid expenses	(110,625)	(140,116)
Other current assets	(174,702)	–
Current liabilities	(526,119)	23,043

Net cash used by operations	(153,302)	(161,213)
Cash flows provided by (used in) investing activities:
Issuance of note receivable in connection with sale of Ball Mill operation	(115,000)	–
Proceeds from note receivable	1,369	–
Proceeds from sales of fixed assets	36,120	30,820
Purchase of capital equipment	(103,113)	(71,751)
Proceeds from sale of Ball Mill repair business assets (net of selling expenses of $40,000)	160,000	–

Net cash used in investing activities	(20,624)	(40,931)
Cash flows from financing activities:
Payment of subordinated debt – related party	(25,000)	–
Proceeds from new line of credit	–	2,696,183
Payment on line of credit	(49,060)	(3,075,815)
Proceeds from term note	–	475,000
Payments on term note	(47,502)	(23,751)
Paydown in connection with debt refinancing	–	(157,622)
Lease termination payment in connection with debt refinancing	–	(58,000)
Issuance of restricted common stock	–	250,000
Issuance of common stock under employee stock option plan	7,031	–
Issuance of common stock under employee stock purchase plan	9,151	3,405
Treasury stock purchased	(7,031)	–

Net cash (used in) provided by financing activities	(112,411)	109,400
Net decrease in cash and cash equivalents	(286,337)	(92,744)
Cash and cash equivalents at beginning of period	286,355	196,172
Cash and cash equivalents at end of period	$18	$103,428

MFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.          EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) available to common stock holders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects on earnings per share would be anti-dilutive.  For 2001, 1,957,575 and 1,135,345 shares were excluded for the three and six months ended June 30, 2001, respectively, because the effect of such options would be anti-dilutive.  For 2000, 1,725,482 shares were excluded for both the three and six months ended June 30, 2000, because the effect would be anti-dilutive.

3.          INVENTORIES

The components of inventories on the following dates were:

	June 30, 2001	December 31, 2000

Raw Material	$2,819,175	$2,670,155
Work in Progress	472,997	473,095
Finished Goods	861,933	879,990

Total	$4,154,105	$4,023,240

4.    TAXES

As of December 31, 2000, the Company has a federal net operating tax loss carryforward of approximately $4,695,000 and research and development tax credit carryforwards of approximately $172,000 expiring at various dates beginning in 2001 through 2019.  Ownership changes may result in future limitations on the utilization of net operating losses and research and development tax credit carryforwards.

Based on the financial results known at December 31, 2000, the Company has established a full valuation allowance against a deferred tax asset due to the uncertainty of earning sufficient taxable income to realize the benefit of these assets.  Therefore, the Company increased the valuation allowance by $358,000 in 2000.

5.          RECENT ACCOUNTING PROUNOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which was amended to be effective for fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.”  SFAS No. 133 requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The standard was effective for the Company on January 1, 2001.  In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133.”  The standard clarifies certain elements of SFAS No. 133.  The implementation of SFAS No. 133 did not have an impact on the Company’s financial statements as the Company did not have any derivative instruments.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

6.          SETTLEMENT AGREEMENT & DEBT RESTRUCTURING AND REFINANCING

On December 20, 1999 the Company signed an agreement in principle (the “Agreement In Principle”) with J.B. Jennings and Bret A. Lewis, the former owners of the Epworth Mill and Morehouse-COWLES businesses (the “Sellers”), Lake Shore Industries, Inc., and JLJ Properties, Inc., entities owned and controlled by the Sellers. The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company’s subordinated debt and resolution of various disputes.  On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the “Settlement Agreement”). Pursuant to this Settlement Agreement, Seller’s subordinated loans totaling $775,000 would be restructured upon the closing of a new senior loan facility. Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement.  At such closing $500,000 of this debt would be converted to 500,000 shares of common stock.

The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75. The remaining $300,000 would be structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year.  A disputed lease between the Company and one of the Seller’s entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000. The initial payment in the amount of $30,000 was paid on January 19, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000. The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease.  The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

On February 28, 2000 (the “Closing Date”) the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the “Lender”) providing the Company with a $4,475,000 three-year revolving credit and term loan facility (the “Credit Facility”).

The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit (“Revolving Credit Line”) with advances thereunder bearing interest at an interest rate equal to the prime rate (the “Prime Rate” for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the “Revolving Note”), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate plus three quarters of one percent (.75%).  As of June 30, 2001 the revolving line of credit had an interest rate of 7.25% per annum, and the term note has an interest rate of 7.50%.  Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company’s Microfluidics Corporation subsidiary has guaranteed the Company’s obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

As one of the Lender’s conditions precedent to the closing of the Finance Facility, the Company’s Chairman, Irwin Gruverman, made at the closing of the Credit Facility a $250,000 purchase of restricted common stock of the Company. Pursuant to an agreement with the Company approved by the Company’s Board of Directors on December 30, 1999, Mr. Gruverman paid $.25 per share for his stock purchase and resultantly received 1,000,000 MFIC restricted shares of common stock.

The Credit Facility includes restrictive financial and non-financial covenants.  The covenants include prohibition from paying dividends and limits capital expenditures to $200,000 per year.  In addition, the financial covenants include quarterly calculations of tangible net worth, liabilities to worth ratio, net income, and debt service coverage.  The Credit Facility also contains a subjective acceleration clause and a lock-box arrangement, whereby remittances from the Company’s customers reduce the outstanding amount of the Revolving Credit Line.

At December 31, 2000, the Company was in violation of the tangible net worth, liabilities to worth ratio, and net income covenants.  The Company received a waiver of these violations from the Lender as of December 31, 2000, but was required to meet such covenants thereafter.  Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the Consolidated Balance Sheet.

At June 30, 2001, the outstanding balance on the Revolving Credit Line was $2,674,955, and the balance outstanding on the term loan was $356,245.

The Company notified the National Bank of Canada that it was in violation of the tangible net worth and liabilities to worth ratio covenants contained in the Credit Facility for the quarter ended March 31, 2001, and the tangible net worth, liabilities to net worth ratio, and the minimum debt service ratio covenants for the quarter ended June 30, 2001.  On April 13, 2001 and on August 10, 2001, the Company received waivers of these violations from the National Bank of Canada, but is required to meet all covenant requirements thereafter.  As a result of the waivers and management’s expectations of future compliance, the non-current portion of the term promissory Note has been classified as a non-current liability.

In connection with the closing of the Credit Facility, and pursuant to a Settlement Agreement dated January 17, 2000 with the Company’s subordinated debt holders, the subordinated debt of the Company was restructured in the following manner. The outstanding August 14, 1998 $500,000 subordinated promissory note, having a remaining $475,000 principal balance together with accrued interest at the Closing Date in the approximate amount of $77,500, and accrued interest on the August 14, 1998 $300,000 subordinated note were converted to 500,000 shares of MFIC restricted common stock (the "Conversion Shares”). The fair market value of the Company’s common stock on the date of the Agreement In Principle was $0.31 per share.  MFIC was granted the right for a three-year period to repurchase the Conversion Shares at purchase price of $1.75 per share.  The August 14, 1998 $300,000 subordinated note was replaced with a new $300,000 subordinated promissory note dated February 28, 2000 (the “2000 Subordinated Note”). The 2000 Subordinated Note has a maturity date of February 28, 2005 and bears interest at a rate of ten percent (10%) per annum. The note is payable interest only in its first year and then is payable in equal quarterly installments of principal together with outstanding interest thereon until maturity.

As a result of the debt restructuring and refinancing, the Company recorded an extraordinary gain of approximately $195,000 in the first quarter of 2000.

7.          NOTE PAYABLE, OTHER

In a letter dated June 16, 2000, J.M. Huber Corporation (“Huber”) informed MFIC Corporation that it purportedly was revoking its acceptance of seven model LV-40 Zinger® horizontal media mills that Huber has purchased from MFIC’s Epworth Mill Division in 1998.  The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350.  The Company denied any liability.  At the request of Huber and as an accommodation, the Company, in both 2000 and 1999 performed certain services which, the Company believed, were accepted by Huber as a cure for problems encountered by Huber with the performance of this equipment.  On October 20, 2000 the Company entered into a settlement agreement with Huber pursuant to which, the Company paid $100,000 to Huber upon execution of the agreement, and executed a promissory note for $350,000 payable two years from the execution date, with interest payable quarterly in arrears at 10% per annum.  Huber has transferred all interest in the seven Media Mills to the Company, and shipped the equipment to the Company for reconditioning and resale.  The Company recorded a loss on this transaction of $250,000 in the year ended December 31, 2000.

8.          SALE OF BALL MILL OPERATION

On September 30, 2000, the Company ceased operations of the Ball Mill repair business and decided to sell its Ball Mill operation conducted at the Epworth Mill Division through a broker.  On March 19, 2001, the Company reached an agreement to sell the operation for $200,000 in cash and notes to Ceramic Maintenance Services, Inc, (“CMS”).  The note, having a face value of $115,000, is payable in equal monthly installments over a term of seven (7) years, commencing June 1, 2001.  Interest is payable with the monthly installments at 2% above the prime rate.  The note is secured by the assets sold to CMS, and by the personal guaranty of the sole shareholder of CMS. On April 26, 2001, the sale was finalized, which resulted in a loss on the sale of the Ball Mill assets of approximately $53,000, including selling costs of $40,000. The loss is included as a separate line item in the consolidated statement of operations.

9.          ENGAGEMENT OF INVESTOR RELATIONS CONSULTANTS

In May 2001, the Company engaged a consultant to provide services to the Company for an initial period of one year, with an effective date of June 1, 2001 (the “Agreement”).  The initial term is subject to cancellation by the Company at any time upon 30 days written notice.  As compensation for the services provided, the Company will pay a monthly fee of $2,500 in cash and 4,167 shares of Company common stock.  The shares issued under the terms of the Agreement are subject to certain restrictions and are not registered.  The Company recognizes as an expense the fair market value of the issued common stock in connection with this arrangement.

In addition to the monthly fee, the Agreement provides for the issuance of warrants for the purchase of Company common stock as follows: (i) 50,000 shares at an exercise price of $0.75 per share upon execution of the agreement and exercisable upon the effectiveness of a registration statement under the Securities Act of 1933 (the “Securities Act”) through the first anniversary date of the Agreement; (ii) 50,000 shares at an exercise price of $1.25 per share to be issued upon the six month anniversary of the Agreement (unless there is a prior cancellation of the Agreement) and exercisable upon the later of the effectiveness of a registration statement under the Securities Act or the third anniversary of the Agreement, and (iii), 100,000 shares at an exercise price of $2.00 per share to be issued on the one-year anniversary of the Agreement (unless there is a prior cancellation of the Agreement) and exercisable upon the later of the effectiveness of a registration statement under the Securities Act or the fourth anniversary of the Agreement.

Pursuant to the Agreement, warrants for the purchase of 50,000 shares of Company common stock have been issued as of June 30, 2001. As a measurement date as defined by Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services has not been met as of June 30, 2001, the Company accounts for the value of the issued warrants at the fair value.  No compensation charge has been recognized during quarter the ended June 30, 2001 due to the uncertainty of whether the exercise provisions of the issued warrants will be met.  Future charges to income would result in the event of an effective registration statement or upon the issuance of the additional warrants required under the terms of the Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.          RESULTS OF OPERATIONS

Total Company revenues for the quarter ended June 30, 2001 were $3,436,749, as compared to revenues of $3,951,979 in the corresponding period last year, representing a decrease of $515,230, or 13%. For the six month period ended June 30, 2001, revenues increased $201,475, or 3%, to $7,886,373 from $7,684,898 for the first six months of 2000.  The decrease in revenue for the three months ended June 30, 2001 is due to a decrease in the sale of machines of approximately $569,000.  The increase in revenue for the six month period ended June 30, 2001 is due to an increase in the sale of machines of approximately $494,000, offset by a decrease in the sales of spare parts of approximately $293,000.

Cost of goods sold for the three months ended June 30, 2001 was $1,964,361, or 57% of revenue, compared to $2,205,625, or 56% of revenue, for the same period last year.  For the six month period ended June 30, 2001, cost of goods sold was $4,186,899, or 53% of revenue, compared to $4,186,675 or 54% of revenue, for the comparable period in 2000. The decrease in cost of goods sold in absolute dollars for the three months ended June 30, 2001, reflects the decrease in sales generated by the Company.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended June 30, 2001 were $1,630,931 or 48% of revenue, as compared to $1,642,635 or 42% of revenue for the same period last year, which is a decrease of $11,704 or 1%.  Operating expenses for the six months ended June 30, 2001 were $3,278,437 or 42% of revenue, as compared to $3,253,158 or 42% of revenue, for the same period last year, an increase of $25,279 or 1%.

Research and development expenses for the three months ended June 30, 2001 were $195,646 compared to $211,162 for the three months ended June 30, 2000, a decrease of $15,516 or 7%.  The decrease in research and development expenses was primarily due to the reduction of expenses of approximately $16,000 at the Epworth Mill Division operation, due to the transfer of the division’s engineering operations to the Morehouse-COWLES Division in October of fiscal 2000.

Research and development expenses for the six months ended June 30, 2001 were $371,382 compared to $397,294 for the six months ended June 30, 2000, a decrease of $25,912 or 6%. The decrease in research and development expenses was primarily due to the reduction of expenses of approximately $32,000 at the Epworth Mill Division operation, due to the transfer of the division’s engineering operations to the Morehouse-COWLES Division in October of fiscal 2000.

Selling expenses for the three months ended June 30, 2001 decreased $58,625 or 7%, compared to the three months ended June 30, 2000, from $826,139 to $767,514.The principal decreases in selling expenses were due to decreased payments to consultants of $17,000 and the reduction of selling expenses of approximately $93,000 at the Epworth Mill Division offset partially by increases in commissions of approximately $17,000 and payroll costs of $42,000.

Selling expenses for the six months ended June 30, 2001 decreased approximately $87,000 or 6% compared to the six months ended June 30, 2000, from $1,550,838 to $1,464,167. The decreases were due principally to the reduction of selling expenses at the Epworth Mill Division of approximately $179,000 partially offset by increases of $63,000 in commission expenses, $34,000 in payroll costs, and $14,000 in advertising expense.

For the three months ended June 30, 2001, general and administrative expenses increased by approximately $76,000, or 16%, from $486,132 to $561,771. The increase in general and administrative expenses is principally due to an increase in payroll costs of approximately $38,000, an increase in media costs of approximately $98,000 offset by a decrease in professional fees of approximately $63,000.

For the six months ended June 30, 2001, general and administrative expenses increased by approximately $156,000 or 15%, from $1,074,524 to $1,230,888.  The increase in general and administrative expenses is principally due to an increase in payroll costs of approximately $117,000, an increase in media costs of approximately $184,000, partially offset by a decrease in bad debt expense of approximately $25,000, and a reduction of general and administrative costs of approximately $112,000 at the Epworth Mill Division, due to the sale of the business.

Interest income both for the three and six months ended June 30, 2001 increased to $1,783 compared to $2 and $248 for the three and six months ended June 30, 2000, respectively, an increase of  $1,781 and $1,535, respectively. The increase is due to interest earned on the note receivable arising from the sale of the Ball Mill operation.

Interest expense for the three months ended June 30, 2001 increased approximately $600 or 1%, to $75,671 compared to $75,067 for the three months ended June 30, 2000. The increase is due to an increase in debt as a result of the transaction with J. M. Huber Corporation, offset by a reduction in the interest rate paid as a result of the lowering of the interest paid on the term note and line of credit due to a reduction in the prime rate.

Interest expense for the six months ended June 30, 2000 decreased approximately $7,000, or 4%, to $158,196 from $165,253 for the six months ended June 30, 2000.  The decrease is due both to a reduction of the interest rate paid as a result of the refinancing of the debt, offset partially by the increase in debt due to the transaction with J. M. Huber Corporation.

2.          LIQUIDITY AND CAPITAL RESOURCES

The Company utilized cash of $153,302 and $161,213 from operations for the six months ended June 30, 2001 and 2000, respectively. For the first six months of 2001, this amount was principally the result of the Company’s net income from operations, (net of depreciation and amortization), the sale of the Ball Mill repair business assets, a decrease in trade and other receivables, offset by an increase in inventory, prepaid expenses, and other current assets, and a decrease in current liabilities. For the first six months of 2000, this amount was principally the result of the Company’s net income from operations (net of depreciation, amortization, and the extraordinary gain from the debt restructuring), a decrease in trade and other receivables, offset by an increase in inventories and prepaid expenses.

The Company utilized cash of $20,624 and $40,931 for investing activities for the six months ended June 30, 2001 and 2000, respectively.  Cash generated for the first six months ended June 30, 2001 resulted from the sale of assets from the Ball Mill operation offset by the issuance of a note receivable in connection with the sale of the Ball Mill operation, and the purchase of the fixed assets. Cash used for 2000 reflected the purchase of fixed assets partially offset by the proceeds from the sale of fixed assets.  As of June 30, 2001, the Company had no material commitments for capital expenditures.

For financing activities, the Company utilized cash of $112,411 and generated cash of $109,400 for the six months ended June 30, 2001 and 2000, respectively. Cash used in 2001 reflected the payments of the line of credit term note, and subordinated debt, partially offset by the proceeds from the issuance of common stock. Cash generated in 2000 reflected the proceeds from refinancing of the line of credit and the proceeds from the issuance of common stock, offset by the payment of the previous line of credit.

The cash and cash equivalents balance of the Company was $18 at June 30, 2001, a decrease of $286,337 from the December 31, 2000 balance of $286,355.

On February 28, 2000, the Company entered into a revolving credit and term loan agreement with National Bank of Canada (“Bank”), providing the Company with a $4,475,000 three-year revolving credit and term loan facility (“Credit Facility”).

As discussed in Note 6 to the accompanying financial statements, the Company notified the Bank that it was in violation of the tangible net worth and liabilities to worth ratio agreement governing the Credit Facility for the quarter ended March 31, 2001, and the tangible net worth, liabilities to net worth ratio, and the minimum debt service ratio covenants for the quarter ended June 30, 2001.  On April 13, 2001, and on August 10, 2001, the Company received waivers of these violations from the Bank, for the respective quarters, but is required to meet all covenant requirements thereafter.  The Company’s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants.  Given the terms of the financial covenants and historical results, it is at least reasonably possible that the Company will be in violation of the financial covenants in the future.  Management of the Company is executing plans for a return to profitability, including the recent sale of selected assets of its Epworth Mill Division and the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.          RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which was amended to be effective for fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.”  SFAS No. 133 requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The standard was effective for the Company on January 1, 2001.  In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133.”  The standard clarifies certain elements of SFAS No. 133.  The implementation of SFAS No. 133 did not have an impact on the Company’s financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

4.          BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties including statements to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® or Zinger® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to comply with the covenants and terms of the Company’s loan agreement with its senior lender.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $3,000,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $16,000 negative effect on the Company’s earnings and cash flows, for the six months ended June 30, 2001.

MFIC CORPORATION
PART II- OTHER INFORMATION

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 19, 2001, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

1.	The election of, Irwin J. Gruverman, Vincent B. Cortina, Edward T. Paslawski, Leo Pierre Roy and James N. Little, as directors of the Company;

2.	The ratification of the board of director’s selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 2001.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

Matter	For	Against	Abstain	Broker Nonvotes

Election of Mr. Gruverman	6,452,634	26,850	N/A	N/A
Election of Mr. Paslawski	6,454,334	25,150	N/A	N/A
Election of Mr. Cortina	6,454,734	24,750	N/A	N/A
Election of Mr. Roy	6,449,334	30,150	N/A	N/A
Election of Mr. Little	6,454,734	24,750	N/A	N/A
Selection of Deloitte & Touche LLP	6,426,282	47,500	5702	N/A

MFIC CORPORATION
PART II- OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 11 Statement regarding computation of Per Share Earnings

(b)	The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

Irwin J. Gruverman

Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2001