Form 10-Q
period 2001-09-30
MFIC CORP
filed 2001-11-14
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________                        To ___________________________.

Commission file number 0-11625

MFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or organization)	04-2793022 (I.R.S. Employer Identification No.)

30 Ossipee Road, P.O. Box 9101, Newton, Massachusetts 02464

(Address of principal Executive Offices)  (Zip Code)

617-969-5452

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Registrant had 7,383,535 shares of common stock, par value $.01 per share, outstanding on November 12, 2001.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

ITEM 1.

MFIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,087	$286,355
Accounts receivable (less allowance for doubtful accounts of $73,570 and 55,570 at September 30, 2001 and December 31, 2000 respectively)	2,886,674	2,862,489
Other receivables	38,618	3,490
Accounts receivable - related party	3,787	18,525
Inventories	4,472,320	4,023,240
Prepaid expenses	343,031	223,100
Advances	266,559	–
Other current assets	69,200	137,752
Note receivable - current	16,428	–
Total current assets	8,104,704	7,554,951
Property
Furniture, fixtures and office equipment	493,278	438,507
Machinery and equipment	611,304	579,617
Leasehold improvements	236,349	211,660
Total property	1,340,931	1,229,784
Less: accumulated depreciation & amortization	(788,687)	(654,828)
Net property	552,244	574,956
Note receivable – long term	93,096	–
Assets held for sale	–	213,142
Goodwill (net of accumulated amortization of $1,298,050 at September 30, 2001 and $981,050 at December 31, 2000)	4,866,409	5,183,409
Patents, licenses and other intangible assets (net of accumulated amortization of $639,436 at September 30, 2001 and $567,321 at December 31, 2000)	45,662	117,777
Total assets	$13,662,115	$13,644,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,143,143	$1,921,452
Accrued interest – related party	50,955	70,085
Accrued compensation	94,574	157,971
Customer advances	600,727	623,184
Current portion of long term debt—related party	75,000	62,500
Current portion of note payable	95,004	95,004
Line of credit	2,822,882	2,724,015
Total current liabilities	5,882,285	5,654,211
Term note – net of current portion	177,490	308,743
Long term debt – net of current portion – related party	168,750	237,500
Notes payable – other	350,000	350,000
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,643,981 and 7,588,948 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	76,439	75,889
Additional paid-in capital	12,916,877	12,891,904
Accumulated deficit	(5,222,025)	(5,193,342)
Less: Treasury stock, at cost, 260,446 and 250,219 shares at September 30, 2001 and December 31, 2000, respectively	(687,701)	(680,670)
Total stockholders’ equity	7,083,590	7,093,781
Total liabilities and stockholders’ equity	$13,662,115	$13,644,235

(See notes to unaudited consolidated financial statements)

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2001 (unaudited)	Three months ended September 30, 2000 (unaudited)	Nine months ended September 30, 2001 (unaudited)	Nine months ended September 30, 2000 (unaudited)

Revenues	$3,753,750	$3,949,071	$11,640,123	$11,633,969
Cost of goods sold	2,104,513	2,076,784	6,291,412	6,263,459
Gross profit on revenues	1,649,237	1,872,287	5,348,711	5,370,510
Operating expenses: Selling	833,926	1,005,046	2,298,093	2,555,884
Research and development	249,323	207,589	620,705	604,883
General and administrative	655,039	594,566	1,885,927	1,669,090
Amortization of goodwill	105,000	104,000	317,000	334,502
Total operating expenses	1,843,288	1,911,201	5,121,725	5,164,359
Other: Loss on sale of Ball Mill operation			(53,142)
Other Expenses		(200,000)		(200,000)
(Loss) income from operations	(194,051)	(238,914)	173,844	6,151
Interest income	3,168		4,951	248
Interest expense	(49,282)	(77,434)	(207,478)	(242,687)
Net (loss) income before extraordinary item	(240,165)	(316,348)	(28,683)	(236,288)
Gain on subordinated debt restructuring	–	–	–	194,500
Net (loss) income before taxes	(240,165)	(316,348)	(28,683)	(41,788)
Income tax provision	–	–	–	–
Net (loss)	$(240,165)	$(316,348)	$(28,683)	$(41,788)
Weighted average number of common and common equivalent shares outstanding: Basic	7,383,535	7,346,229	7,372,292	7,008,226
Diluted	7,383,535	7,346,229	7,372,292	7,008,226
Basic amounts per common share: Net (loss) income per share before extraordinary gain	$(0.03)	$(0.04)	$0.00	$0.(03)
Extraordinary gain per share	$0.00	$0.00	$0.00	$0.03
Basic net (loss) income per share	$(0.03)	$(0.04)	$0.00	$0.00
Diluted amounts per common share: Net (loss) income per share before extraordinary gain	$(0.03)	$(0.04)	$0.00	$(0.03)
Extraordinary gain per share	$0.00	$.0.00	$0.00	$0.03
Diluted net (loss) income per share	$(0.03)	$(0.04)	$0.00	$0.00

(See notes to unaudited consolidated financial statements)

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Cash flows provided by (used in) operating activities:
Net (loss)	$(28,683)	$(41,788)
Reconciliation of net (loss) to cash flows from operations:
Depreciation and amortization	553,583	542,378
Legal Settlement		200,000
Extraordinary gain on debt restructuring	-	(194,500)
Gain on sale of fixed assets	(30,429)	(81,752)
Bad debt expense	18,000	58,280
Loss on sale of Ball Mill Repair Business assets	53,142	-
Increase (decrease) in cash due to change in: Trade and other receivables	(62,580)	315,097
Inventories	(449,080)	(746,757)
Prepaid expenses	(119,931)	(54,385)
Other current assets	(198,007)	–
Current liabilities	129,207	(43,911)
Net cash used by operations	(134,778)	(47,338)
Cash flows provided by (used in) investing activities:
Issuance of note receivable in connection with sale of Ball Mill operation	(115,000)	–
Proceeds from note receivable	5,476	–
Proceeds from sales of fixed assets	36,120	152,989
Purchase of capital equipment	(147,442)	(68,815)
Proceeds from sale of Ball Mill repair business assets (net of selling expenses of $40,000)	160,000	–
Net cash (used in) provided by investing activities	(60,846)	84,174
Cash flows from financing activities:
Payment of subordinated debt – related party	(68,750)	–
Proceeds from new line of credit	–	2,400,182
Proceeds (Payment) on line of credit	98,867	(3,075,815)
Proceeds from term note	–	475,000
Payments on term note	(131,253)	(47,502)
Paydown in connection with debt refinancing	–	(168,103)
Lease termination payment in connection with debt refinancing	–	(58,000)
Issuance of restricted common stock	–	250,000
Issuance of common stock under employee stock option plan	7,031	–
Issuance of common stock under employee stock purchase plan	18,492	7,341
Treasury stock purchased	(7,031)	–
Net cash (used in) financing activities	(82,644)	(216,897)
Net decrease in cash and cash equivalents	(278,268)	(180,061)
Cash and cash equivalents at beginning of period	286,355	196,172
Cash and cash equivalents at end of period	$8,087	$16,111

( See notes to unaudited consolidated financial statements)

MFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.                EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) available to common stock holders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects on earnings per share would be anti-dilutive.  For 2001, 1,957,575 shares were excluded for the three and nine months ended September 30, 2001, respectively, because the effect of such options would be anti-dilutive.  For 2000, 1,725,482 shares were excluded for both the three and nine months ended September 30, 2000, because the effect would be anti-dilutive.

3.                INVENTORIES

The components of inventories on the following dates were:

	September 30, 2001	December 31, 2000
Raw Material	$3,060,536	$2,670,155
Work in Progress	403,944	473,095
Finished Goods	1,007,840	879,990
Total	$4,472,320	$4,023,240

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

The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit (“Revolving Credit Line”) with advances thereunder bearing interest at an interest rate equal to the prime rate (the “Prime Rate” for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (.50%). All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the “Revolving Note”), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate plus three quarters of one percent (.75%).  As of September 30, 2001 the revolving line of credit had an interest rate of 6.5% per annum, and the term note has an interest rate of 6.75%.  Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company’s Microfluidics Corporation subsidiary has guaranteed the Company’s obligations to the Lender under the Credit Facility. The Company has pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

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

At September 30, 2001, the outstanding balance on the Revolving Credit Line was $2,822,882, and the balance outstanding on the term loan was $272,494.

The Company notified the National Bank of Canada that it was in violation of the tangible net worth and liabilities to worth ratio covenants contained in the Credit Facility for the quarter ended March 31, 2001, the tangible net worth, liabilities to net worth ratio, and the minimum debt service ratio covenants for the quarter ended June 30, 2001 and the tangible net worth, liabilities to net worth ratio, the net income covenant and the minimum debt service ratio covenants for the quarter ended September 30, 2001. On April 13, 2001,  August 10, 2001, and November 14, 2001, the Company received waivers of these violations from the National Bank of Canada, but is required to meet all covenant requirements thereafter.  As a result of the waivers and management’s expectations of future compliance, the non-current portion of the term promissory Note has been classified as a non-current liability.

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

7.             NOTE PAYABLE, OTHER

In a letter dated June 16, 2000, J.M. Huber Corporation (“Huber”) informed MFIC Corporation that it was revoking its acceptance of seven model LV-40 Zinger® horizontal media mills that Huber had purchased from MFIC’s Epworth Mill Division in 1998.  The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350.  The Company denied any liability.  At the request of Huber and as an accommodation, the Company, in both 2000 and 1999 performed certain services which, the Company believed, were accepted by Huber as a cure for problems encountered by Huber with the performance of this equipment.  On October 20, 2000 the Company entered into a settlement agreement with Huber pursuant to which, the Company paid $100,000 to Huber upon execution of the agreement, and executed a promissory note for $350,000 payable two years from the execution date, with interest payable quarterly in arrears at 10% per annum.  Huber has transferred all interest in the seven Media Mills to the Company, and shipped the equipment to the Company for reconditioning and resale.  The Company recorded a loss on this transaction of $250,000 in the year ended December 31, 2000.

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

9.                ENGAGEMENT OF INVESTOR RELATIONS CONSULTANTS

In May 2001, the Company engaged a consultant to provide services to the Company for an initial period of one year, with an effective date of June 1, 2001 (the “Agreement”).  The initial term is subject to cancellation by the Company at any time upon 30 days written notice.  As compensation for the services provided, the Company paid a monthly fee of $2,500 in cash and 4,167 shares of Company common stock.  The shares issued under the terms of the Agreement are subject to certain restrictions and are not registered.  The Company recognizes as an expense the fair market value of the issued common stock in connection with this arrangement.

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

Pursuant to the Agreement, warrants for the purchase of 50,000 shares of Company common stock have been issued as of June 30, 2001. As a measurement date as defined by Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services has not been met as of June 30, 2001, the Company accounts for the value of the issued warrants at the fair value.  No compensation charge has been recognized during the quarter ended June 30, 2001 due to the uncertainty of whether the exercise provisions of the issued warrants will be met.  Future charges to income would result in the event of an effective registration statement or upon the issuance of the additional warrants required under the terms of the Agreement.

On August 31, 2001, the Company and the consultant agreed to suspend the services of the consultant for the foreseeable future.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.                RESULTS OF OPERATIONS

Total Company revenues for the quarter ended September 30, 2001 were $3,753,750, as compared to revenues of $3,949,071 in the corresponding period last year, representing a decrease of $195,321, or 5%. For the nine month period ended September 30, 2001, revenues increased $6,154 to $11,640,123 from $11,633,969 for the first nine months of 2000.  The decrease in revenue for the three months ended September 30, 2001 is due to a decrease in the sale of machines of approximately $195,000.  The increase in revenue for the nine month period ended September 30, 2001 is due to an increase in the sale of machines of approximately $943,000, offset by a decrease in the sales of spare parts of approximately $780,000 and media of approximately $119,000.

Cost of goods sold for the three months ended September 30, 2001 was $2,104,513, or 56% of revenue, compared to $2,076,784, or 53% of revenue, for the same period last year.  For the nine month period ended September 30, 2001, cost of goods sold was $6,291,412, or 54% of revenue, compared to $6,263,459 or 54% of revenue, for the comparable period in 2000.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended September 30, 2001 were $1,843,288 or 49% of revenue, as compared to $1,911,201 or 48% of revenue for the same period last year, which is a decrease of $67,913 or 4%.  Operating expenses for the nine months ended September 30, 2001 were $5,121,725 or 44% of revenue, as compared to $5,164,359 or 44% of revenue, for the same period last year, a decrease of $42,674.

Research and development expenses for the three months ended September 30, 2001 were $249,323 compared to $207,589 for the three months ended September 30, 2000, an increase of $41,734 or 20%.  The increase in research and development expenses was primarily due to an increase in salaries and wages of approximately $69,000, offset by a reduction of expenses of approximately $16,000 at the Epworth Mill Division operation, due to the transfer of the division’s engineering operations to the Morehouse-COWLES Division in October of fiscal 2000.

Research and development expenses for the nine months ended September 30, 2001 were $620,705 compared to $604,883 for the nine months ended September 30, 2000, an increase of $15,822 or 3%. The increase in research and development expenses was primarily due to an increase in salaries and wages of approximately $95,000, offset by the reduction of expenses of approximately $49,000 at the Epworth Mill Division operation, due to the transfer of the division’s engineering operations to the Morehouse-COWLES Division in October of fiscal 2000, and a decrease in amortization costs of approximately $27,000.

Selling expenses for the three months ended September 30, 2001 decreased approximately $171,000 or 17%, compared to the three months ended September 30, 2000, from $1,005,046 to $833,926.  The principal decreases in selling expenses were due to decreased payments to consultants of approximately $15,000 and the reduction of selling expenses of approximately $108,000 at the Epworth Mill Division offset partially by increases in travel and entertainment of $21,000.

Selling expenses for the nine months ended September 30, 2001 decreased approximately $258,000 or 10% compared to the nine months ended September 30, 2000, from $2,555,884 to $2,298,093. The decreases were due principally to the reduction of selling expenses at the Epworth Mill Division of approximately $287,000, and decreases in consultants expenses of approximately $46,000, partially offset by increases of  $37,000 in payroll costs, and $30,000 in demonstration cost expenses.

For the three months ended September 30, 2001, general and administrative expenses increased by approximately $60,000 or 10%, from $594,566 to $655,039. The increase in general and administrative expenses is principally due to an increase in payroll costs of approximately $47,000, an increase in grinding media sales costs of approximately $43,000, offset by a decrease in corporate expenses of approximately $27,000.

For the nine months ended September 30, 2001, general and administrative expenses increased by approximately $217,000 or 13%, from $1,669,090 to $1,885,927.  The increase in general and administrative expenses is principally due to an increase in payroll costs of approximately $164,000, an increase in grinding media sales costs of approximately $227,000, partially offset by a reduction of general and administrative costs of approximately $167,000 at the Epworth Mill Division, due to the sale of the business.

Interest income both for the three and nine months ended September 30, 2001 increased to $3,168 and $4,951 respectively compared to $0 and $248 for the three and nine months ended September 30, 2000, an increase of  $3,168 and $4,703, respectively. The increase is due to interest earned on the note receivable arising from the sale of the Ball Mill operation.

Interest expense for the three months ended September 30, 2001 decreased approximately $28,000 or 36%, to $49,282 compared to $77,434 for the three months ended September 30, 2000. The decrease is due to an increase in debt as a result of the transaction with

 J. M. Huber Corporation, offset by a reduction in the interest rate paid as a result of the lowering of the interest paid on the term note and line of credit with our lender due to a reduction in the prime rate.

Interest expense for the nine months ended September 30, 2001 decreased approximately $35,000, or 15%, to $207,478 from $242,687 for the nine months ended September 30, 2000.  The decrease is due both to a reduction of the interest rate paid as a result of the refinancing of the debt, offset partially by the increase in debt due to the transaction with J. M. Huber Corporation.

2.                LIQUIDITY AND CAPITAL RESOURCES

The Company utilized cash of $134,778 and $47,338 from operations for the nine months ended September 30, 2001 and 2000, respectively. For the first nine months of 2001, this amount was principally the result of the Company’s net loss from operations, (net of depreciation and amortization), the sale of the Ball Mill repair business assets, an increase in trade and other receivables, in inventory, prepaid expenses, and other current assets, offset by an increase in current liabilities. For the first nine months of 2000, this amount was principally the result of the Company’s net loss from operations (net of depreciation, amortization, and the extraordinary gain from the debt restructuring), a decrease in trade and other receivables, offset by an increase in inventories and prepaid expenses.

The Company utilized cash of $60,846 and generated cash of $84,174 for investing activities for the nine months ended September 30, 2001 and 2000, respectively.  Cash utilized for the first nine months ended September 30, 2001 resulted from the sale of assets from the Ball Mill operation offset by the issuance of a note receivable in connection with the sale of the Ball Mill operation,  the purchase of fixed assets, partially offset by the sale of fixed assets. Cash generated for 2000 reflected the proceeds from the sale of fixed assets, partially offset by the purchase of fixed assets.   As of September 30, 2001, the Company had no material commitments for capital expenditures.

For financing activities, the Company utilized cash of $82,644 and $216,897 for the nine months ended September 30, 2001 and 2000, respectively. Cash used in 2001 reflected the payments of the line of credit term note, and subordinated debt, partially offset by the proceeds from the line of credit and by the proceeds from the issuance of common stock. Cash utilized in 2000 reflected the proceeds from the refinancing of the line of credit and the proceeds from the issuance of common stock, offset by the payment of the previous line of credit.

The cash and cash equivalents balance of the Company was $8,087 at September 30, 2001, a decrease of $278,268 from the December 31, 2000 balance of $286,355.

On February 28, 2000, the Company entered into a revolving credit and term loan agreement with National Bank of Canada (“Bank”), providing the Company with a $4,475,000 three-year revolving credit and term loan facility (“Credit Facility”).

As discussed in Note 6 to the accompanying financial statements, the Company notified the Bank that it was in violation of the tangible net worth and liabilities to worth ratio covenants governing the Credit Facility for the quarter ended March 31, 2001, the tangible net worth, liabilities to net worth ratio, and the minimum debt service ratio covenants for the quarter ended June 30, 2001, and the tangible net worth, liabilities to net worth ratio, net income covenant, and the minimum debt service ratio covenants for the quarter ended September 30, 2001.  On April 13, 2001, August 10, 2001, and November 14, 2001, the Company received waivers of these violations from the Bank for the respective quarters, but is required to meet all covenant requirements thereafter.  The Company’s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants.  Given the terms of the financial covenants and historical results, it is at least reasonably possible that the Company will be in violation of the financial covenants in the future.  Management of the Company is executing plans for a return to profitability, including the recent sale of selected assets of its Epworth Mill Division and the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans.

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

The Company had approximately $3,100,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $20,000 negative effect on the Company’s earnings and cash flows, for the nine months ended September 30, 2001.

MFIC CORPORATION

PART II- OTHER INFORMATION

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 11 Statement regarding computation of Per Share Earnings

(b)	The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

/s/	Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2001