Form 10-K405
period 2001-12-31
MFIC CORP
filed 2002-04-01
CIK 723889

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number: 0-11625

MFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2793022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Ossipee Road, P.0. Box 9101 Newton, Massachusetts	02464-9101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 969-5452
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant;  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒  No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate), based upon the closing sale price of the Common Stock on March 15, 2002 as reported on the NASDAQ Over-the-Counter Bulletin Board was $1,900,381.

The number of shares outstanding of the registrant’s Common Stock as of March 15, 2002 was 7,651,981 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

Item 1.                                                BUSINESS:

Company Overview:

MFIC Corporation (MFIC or the Company), through its wholly-owned subsidiaries, Microfluidics Corporation (Microfluidics Division) and MediControl Corporation (MediControl), as well as its other operating division, Morehouse-COWLES, specializes in producing and marketing a broad line of fluid materials processing systems used for a variety of grinding, dispersing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer® high shear fluid processor systems are produced at the Microfluidics Division, while high shear dispersers, dissolvers, colloid mills, horizontal media mills, vertical media mills, and grinding media are either produced or sold by the Morehouse-COWLES Division.

Microfluidizer® fluid processing equipment, produced by the Company’s Microfluidics Division, is used to formulate stable emulsions, dispersions, and liposomes, and is used in general for deagglomeration and for cell disruption for the biotech industry. Emulsions are found in a broad variety of common products, including processed foods, pharmaceuticals, and specialty coatings such as photographic films. Dispersions are often employed in products such as pharmaceuticals, inks, pigments and coatings.  The Company believes that the processing technique of the Microfluidizer® equipment enhances the stability and consistency of emulsions and dispersions due to the equipment’s unique ability to consistently produce uniform micron and sub micron scale particles in many applications.  Liposomes, which are biodegradable cell-like structures, are used to encapsulate medications or nutrients, and are typically used in cosmetic or pharmaceutical products.  In addition, Microfluidizer® equipment is used in biotechnology applications to harvest, through cell disruption, the cultivated product contents of plant and animal cells.

The Company’s product lines are used to create stable emulsions and dispersions through deagglomeration and particle size reduction. These formulations may be liquid/liquid or liquid/solid formulations and are generally prepared in quantities ranging from one gallon to several thousand gallons in an industrial environment.  In connection with the processing of emulsions and dispersions, the various pieces of equipment in the product lines of the Morehouse-COWLES Division may be used in preparatory steps prior to introduction of the product into the Microfluidizer® system for further processing.

The Company’s product lines are diversified and certain equipment is used independent of the Microfluidizer® equipment in the preparation of many industrial fluid formulations where the desired product characteristics do not require the sub-micron size of particles created by Microfluidizer® processing.

While the Microfluidizer® equipment is generally used in the processing of high value-added end-products that require extremely small particle sizes, the Company’s other product lines are used in broader, high volume, lower value-added applications requiring less stringent particle size reduction.

The combination of product lines result in one of the broadest offerings of fluid processing equipment in the materials processing market.  The Company, in late 1998 and early 1999, integrated its then existing three divisions such that its corporate marketing and sales group was responsible for the marketing and sales of the products for all divisions. The acquisition of the Epworth Mill and Morehouse-COWLES divisions in 1998 and the consolidation of marketing and sales personnel into one group enabled the Company to sell stand-alone pieces of equipment to smaller companies that require only limited processing capability, as well as integrated systems or multiple pieces of equipment from more than one division to larger customers that have a variety of fluid processing requirements.

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

Microfluidizer® and Zinger® are trademarks of the Company, which have been registered with the United States Patent and Trademark Office.  Morehouse-COWLES™ and Microfluidics™ are trademarks of the Company for which registration applications have been filed with the United States Patent and Trademark Office.  All other trademarks or trade names referred to herein are the property of their respective owners.

The Technology:

The Company’s Microfluidizer® materials processor device is based on patents and related technology that were licensed by the Company from Arthur D. Little & Co. in 1983 and subsequently purchased by the Company in 1985. The Company holds two United States patents related to the apparatus and process used to intimately mix liquids and disperse particulate solids in microemulsions.

The Company’s Microfluidizer® processor technology is used in materials processing and product formulation to mix materials that are normally very difficult to mix. The Microfluidizer® processor technology allows manufacturers in the chemical, pharmaceutical, biotechnology, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending, mixing, or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of animal and/or plant cells and for liposomal encapsulation of materials for the cosmetics biotech/ biopharma industry.

Prior to October 1, 2000, the Company’s Epworth Mill Division products consisted of ball mills and horizontal media mills. The division was also engaged in the sale and distribution of grinding media.  The division’s ball mills are used in coarse grinding application of liquid slurries such as ore from mines or coarse slurries of material that will later be processed into finer slurries.  The ball mills use large media in a horizontal rotating cylindrical vessel to crush and grind the product being processed. The patented Zinger® horizontal media mill utilizes a unique design for grinding and dispersing solid materials in a liquid carrying medium.  The design is based upon established rotating, horizontal shaft technology but adds the unique capability of enhanced mechanical activity between the grinding media and the product formulation.  The enhanced mechanical activity is achieved through a unique combination of specially designed rotors and containment vessels.  In comparison to traditional horizontal media mills, the Zinger media mill technology has demonstrated significantly improved productivity in terms of greater volumes of product processed at acceptable quality than the comparably sized and priced horizontal media mills. On July 24, 2000, the Company announced that it would transfer the manufacturing and sale of its Zinger® horizontal media mills from its Michigan-based Epworth Mill Division to the Morehouse-COWLES Division plant in Fullerton, California. The transfer began on October 1, 2000, and was completed in the fourth quarter of fiscal 2000.

On September 30, 2000, the Company ceased operations of the Ball Mill repair business and decided to sell its Ball Mill operation conducted at the Epworth Mill Division through a broker.   On April 13, 2001 the Company concluded the sale of the operation for $200,000 in cash and a promissory note, which resulted in a loss on the sale of the Ball Mill assets of approximately $53,000.

The Company’s Morehouse-COWLES Division manufactures grinding and dispersing equipment used mainly in the coatings and ink industries. The products include high-speed dissolvers, dispersers, stone mills, and vertical and horizontal media mills. As one of the early inventors of dispersers, dissolvers, colloid mills, and media mills, the one hundred-year-old COWLES name is an industry-accepted symbol of quality, reliable products.

Commercial Applications:

The Microfluidizer® equipment can be used to mix and formulate stable emulsions, dispersions and liposomes, and for cell disruption.

Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate.  Emulsions comprise many products, such as food additives, medicines (including injectable drugs), photographic films, and polymers.  The Company believes that, generally, an emulsion processed with Microfluidizer® equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to enhance product stability.

Dispersions are mixtures of fine solids suspended in liquid so that the two do not separate readily after processing.  Similar to emulsions, dispersions are used in a variety of consumer and industrial products, including pigments for medicines (including injectable drugs), paints and inks, iron oxide for magnetic tapes and mascara, phosphorescent coatings for TV screens and fluorescent lamps, barium titanate for capacitors, toners and inks.

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

In the biotechnology industry, Microfluidizer® equipment is currently used to harvest, by cell rupture, the contents of plant or animal cells.  The precision with which the Microfluidizer® equipment can be used to break up materials allows the encapsulating cell wall to be ruptured without damage to or contamination of the cell contents. As a result, the Microfluidizer® equipment minimizes the amount and presence of cell wall debris, thus resulting in maximum yields.

The Microfluidizer® equipment is generally used in commercial applications where a scientist, formulator or chemist is trying to develop or improve a product formulation for an expensive, high value-added end product. Microfluidizer® equipment is initially employed in a research laboratory, with the equipment subsequently being used in scaleup to pilot scale production of new or improved products, and ultimately, for full production scale volumes as the improved product comes to market. From laboratory to production, the volume of product processed range from less than one-half liter per minute to 200 liters per minute.

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

The Products:

The Company currently manufactures and markets the following lines of equipment:

The HC Series:  The HC Series, also known as “Homogenizers,” is a laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer’s product with greater flow rates than the more energy intensive Microfluidizer® devices. Operating pressures of products in the Company’s HC Series can range from under 500 psi to as high as 8,000 psi, and will process as much as two liters of fluid per minute.

The M-110 Series:  The M-110 Series, a laboratory product line, is designed primarily for research and development applications. Standard models can operate at pressures as high as 25,000 psi and have a flow rate that exceeds one-half liter of product per minute.  The most recent introduction in this line is the M-110EHI model designed for “non-sanitary” industrial applications such as paint, coatings, pigments and other chemical/industrial applications.  The M-110EHI includes an on-board hydraulic pump system for high performance “lab scale” micro-mixing at processing pressures up to 25,000 psi and flow rates up to 450 ml/min and has numerous standard features and options such as an explosive-proof model.

The M-140 Series:   The M-140K, introduced in June of 1994, is a laboratory-scale unit developed for customers in the chemical, biotechnology, pharmaceutical, cosmetic and food processing industries that require elevated operating pressures and higher shear forces to achieve better performance.  The M-140K can achieve operating pressures up to 40,000 psi. The M–140K has a built-in hydraulic system and utilizes a bi-directional intensifier pump that provides a highly uniform pressure profile. It has been designed with many accessories and options including an explosion proof motor, control package, and solvent seal quench.

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

The M-610 Series:  The M-610 Series consists of custom-built models used for large-scale production.  These units have flow rates of up to 19 gallons per minute and generate operating pressures up to 40,000 psi.

The M-700 Series:  The M-700 Series was introduced at the end of fiscal 1998 and was originally designed, engineered, and constructed for use in “rugged” industrial environments such as coatings, paints and pigments research and manufacturing.  The M-700 Series products will use components especially designed to withstand such hazards as dust, grease, and water spray.  Through use of our own proprietary designed intensifier pump and other components, the system is also more cost-effective, resulting in list price reductions of 30% and more.

The M-700 Series equipment is available in a variety of configurations and flow rates depending upon motor size and the number of intensifier pumps. The M-7250-20 is a 50 H.P. machine with 2 intensifier pumps with a maximum operating pressure of 30,000 psi. It achieves flow rates and productive capacity exceeding that of the M-210 series and is, therefore, considered by the Company to be a large-scale production unit.  The 700 series incorporates the same “clean in place” design present on the 210 and 610 series systems.  Between fiscal 2000 and the end of fiscal 2001, the Company manufactured and shipped four sterile M-700 machine designed for use in the pharmaceutical industry.

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

Zinger®  Horizontal Media Mills:  This media milling equipment is available in the following sizes that process products in volumes ranging from one-quarter liter to 60 liter batches or on a continuous basis.

•                  The XL Series: The XL Series equipment is used in laboratory environments and has processing vessel sizes from 0.33 liters to 1.25 liters.

•                  The SV Series: The SV Series equipment is used in pilot scale environments and has processing vessel sizes from 1.35 to 5.1 liters.

•                  The LV Series: The LV Series equipment is used in production environments and has processing vessel sizes from 7.3 to 38 liters.

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

Marketing and Sales:

The Company’s marketing and sales activities are conducted through a corporate marketing and sales group that is responsible for the worldwide marketing and sales of all products.

Marketing programs include advertising, direct mail, seminars, trade shows and telemarketing. In addition, the Company has an active program of field demonstrations, as well as demonstrations to potential users in the Company’s applications laboratories located in Newton, Massachusetts, Fullerton, California, and Lampertheim, Germany. International distributors and sales agents are supported with trade advertising, collateral literature and trade show materials.  The distributors also advertise directly on their own behalf and attend regional and international trade shows.  As an aid to the marketing and sales activity for the equipment, the Company provides prospective customers with access to its testing laboratories. These laboratories provide free processing and particle size and distribution analysis of a prospective customer’s sample formulation. Additionally, a prospective customer may pay for subsequent laboratory time and services on a fee for services basis, which includes equipment rentals.

The Company sells its divisions’ equipment in the United States through a network of independent manufacturer’s representative firms who are managed by the Company’s regional sales managers. In Canada, the Company has an exclusive distributor for the Microfluidics product line. In Europe, the Company sells its equipment through a network of independent regional sales agents and distributors who are managed by the Company’s European Sales Manager.  In Asia and the Pacific Rim, the Company sells through a network of distributors and independent manufacturer’s representative firms. Customers in other geographical regions are assisted directly by Company sales staff.

Customers:

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.  No customer accounted for more than 10% of the Company’s revenues in 2001, 2000, or 1999.

Competition:

The Microfluidizer® equipment product line of high shear processors has direct competition in its major markets, including pharmaceutical and coatings/chemical applications, but management believes that the Company’s products have larger installed bases and competitive performance advantages over products of our competitors.  The Company believes that the Microfluidizer® equipment product line offers the highest shear forces available in the process equipment market today. In many critical formulations Microfluidizer® processors produces better quality products for our customers.

The M-700 Series of fluid processors, together with the M-210 and M-610 product lines, provide high shear fluid processing capabilities for both sanitary, sterile, and industrial applications.  The Company believes that the Microfluidizer® product line provides a distinct advantage over the product lines of our competitors with respect to the processing of abrasive slurries or solids dispersed in liquids in large part because of the Company’s unique, wear-resistant, diamond interaction chamber and the special design of the intensifier pumping system.

Media sales are in direct competition with a large number of suppliers, including the major source of the Company’s media materials.

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

The Company faces, and will continue to face, intense competition from other companies who manufacture and sell fluid processing systems used in grinding, mixing, milling and dispersing applications. The Company is subject to significant competition from organizations that are pursuing technologies and products that are similar to the Company’s technology and products. The Company’s future success will depend in large part on its maintaining a competitive position in the fluid processing systems field.  Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development.  Products offered by the Company could be made obsolete by less expensive or more effective technologies.  There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.  The Company expects competition to intensify in the fluid processing systems field as technical advances are made and become more widely known.

Research and Development:

The Company’s research and development efforts are focused on developing new mixing techniques for the process industries and further enhancing the functionality, reliability and performance of existing products.  Research and development costs were $857,491, $835,136, and $927,582, in 2001, 2000, and 1999 respectively. The Company continues to pursue development of the Multi-Stream Mixer Reactor (See Patents and Proprietary Rights Protection) by working with customers who assist in the development of the system with both application knowledge and financial support.  Patent coverage for this new product has been obtained in the United States and is in various stages of prosecution in the other major industrial countries.

Cooperative Research Arrangements:

The Company subsidizes research and development activities centered around Microfluidizer® processing technology at a number of research centers and universities.  The Company’s subsidy of these activities takes the form of substantial reduction or elimination of the customary rental charges for the Microfluidizer® equipment provided for use. The Company has, in recent years, subsidized research and development in the following fields at the following universities: The University of Massachusetts, Lowell - biotechnology; Lehigh University - polymer chemistry; Université Laval (Quebec) - food science; Worcester Polytechnic Institute (WPI) - catalytic chemistry; and Purdue University - pharmaceuticals.  In addition to their research activities, these universities provide the Company with contacts at industrial companies that may utilize the Microfluidizer® processing technology.  Additionally, on occasion, research reports, technical papers, and doctoral theses may be published, which document the use of Microfluidizer® technology. Finally, the Company engages in many informal co-operative development efforts with its’ customers, particularly in the Microfluidics Division.

In addition to providing subsidies, the Company has, in the past, entered into a research arrangement with Worcester Polytechnic Institute (WPI).  The Company has supported research and development at WPI since 1988.  In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for WPI, for its commercial applications, the Microfluidizer® process technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advanced ceramic materials; and (iii) the destruction of volatile organic compounds and other organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer® processing technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued to WPI in the United States in 1995. In 1996 one applied for patent was granted to WPI in France for European entry in the Patent Cooperation Treat (PCT) countries. Patent issuance for these process technologies in several other foreign jurisdictions is either pending or is in the latter stages of prosecution. The program is inactive at this time.

Patents and Proprietary Rights Protection:

To protect its proprietary rights, the Company relies on a combination of U.S. patent and trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party.  In addition, the Company has not sought patent or trademark protection for its Microfluidizer® equipment’s interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company’s equipment is sold.  The Company’s Microfluidizer® equipment process patent expires on March 13, 2007 and its device patent expires on August 6, 2002. In 1997 the Company completed development of a novel adaptation of its Microfluidizer® equipment - a Multi-Stream High Pressure Mixer Reactor.  In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office, (USPTO), and filed a Patent Cooperation Country (PCT) application on May 5, 1998. In July and November 2000, the USPTO issued to the Company notices of allowances of utility patent claims regarding the Multiple Stream High Pressure Mixer/Reactor and the use thereof. The Company’s Zinger horizontal media mill is protected by a United States patent granted June 5, 1997.

Manufacturing:

At present, the Microfluidics Division subcontracts the manufacture of many of the components of its equipment to third parties, with the Company undertaking the remaining fabrication, assembly and performance testing.  The Division has selected certain primary suppliers based upon pricing terms and the quality of their products.  The Company believes that there are adequate available alternate manufacturing sources and suppliers for their components and raw materials requirements.

The Morehouse-COWLES Division performs a significant portion of machining and assembly operations at its respective manufacturing location.  Certain specialty components of the systems are provided by outside contractors. The Company believes that there are adequate available alternate contractors to provide the division with specialty components.

The loss of any primary supplier could have a material, adverse effect on the Company’s business, financial condition, or results of operations.

Government Regulation:

Certain of the Company’s customers utilize the Company’s equipment in processes and production that are subject to governmental regulation. For example, the manufacturing and marketing of pharmaceutical products requires the approval of the Food and Drug Administration (FDA) within the United States and of comparable agencies in foreign countries.  The FDA has established mandatory procedures, safety standards and protocols that apply to the manufacture, clinical testing and marketing of new pharmaceutical products in the United States.  The process of seeking and obtaining FDA approval of a new product often takes a number of years and often involves the expenditure of substantial resources.  The FDA approval process contributes to the extremely long lead times that are attendant to manufacturing equipment orders for these applications.

Further, in addition to product approvals, the FDA imposes requirements as to manufacturing practices, record keeping and reporting (Good Manufacturing Practices or GMP). GMP-regulated companies are subject to inspections by the FDA (inclusive of Microfluidizer® equipment) and product approvals may be withdrawn if GMP are not met.

At present, the Company’s customers include companies who are making FDA approved drugs and preparations for external use and companies who utilize Microfluidizer® equipment for the formulation or production of FDA approved parenteral (injectable) drugs or compounds.

For the Company’s equipment entering Europe, CE compliance (Regulatory Compliance with European Safety Standards) is required.

Various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the purchase, storage, movement, import and export, use and disposal of harmful or potentially harmful substances that may be used in connection with the Company’s research work are, or may, be applicable to its activities.  These laws include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations and other present and possible future local, state or Federal regulation.  The extent of adverse governmental regulation which might result from future legislation or administrative action cannot be accurately predicted.  Certain agreements that may be entered into by the Company involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

Backlog:

The Company’s sales order backlog of accepted and unfilled orders at March 15, 2002, and March 16, 2001 was approximately $3,337,000 and $3,281,000, respectively. Backlog as of any particular date should not be relied upon as indicative of the Company’s net revenues for any future period.

Employees:

The Company has approximately 72 full-time employees as of March 15, 2002.  None of the Company’s employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.  The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

Item 2.          PROPERTIES

The Company’s corporate headquarters are in Newton, Massachusetts.  The Company also maintains other locations in South Haven, Michigan, Fullerton, California and a sales office in Lampertheim, Germany.  The Company rents approximately 127,000 square feet of offices, production and research and development facilities at these locations for administrative, development and production activities. A portion of space is sublet to other non-affiliated companies for a total of $84,000 per annum. The lease terms expire at various times through August 2006. The Company has the option to extend the leases for up to five additional years.  The Company believes these facilities will be adequate for operations for the next several years.

Item 3.          LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

Item 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2001.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Over the Counter Bulletin Board under the symbol MFIC.  The following table sets forth the range of quarterly high and low bid quotations for the last two fiscal years, as furnished by the National Association of Securities Dealers Automated Quotation System.  The quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Quarters Ended	12/31 2001	9/30 2001	6/30 2001	3/31 2001	12/31 2000	9/30 2000	6/30 2000	3/31 2000
Low	0.40	0.56	0.43	0.50	0.5625	0.9375	0.50	0.375
High	0.65	1.11	1.19	0.875	1.125	1.3125	1.0625	1.4375

As of March 15, 2002, there were approximately 380 holders of record of the Company’s Common Stock.

The Company has never paid any cash dividends on its Common Stock and presently anticipates that no dividends on its Common Stock will be declared in the foreseeable future. The Company’s current policy is to retain all of its earnings to finance future growth. In addition, pursuant to loan covenants contained in the Company’s loan agreement with its commercial leader, the Company may not pay dividends without the commercial lender’s prior approval.

Item 6.          SELECTED FINANCIAL DATA

The selected financial information presented below is derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2001. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

As discussed in Note 6 to the accompanying financial statements, in August 1998, the Company acquired the assets and assumed certain liabilities of two businesses, Morehouse-COWLES, Inc. and Epworth Manufacturing Company. These acquisitions were accounted for as a purchase. Accordingly, in the accompanying financial statements, the results of operations and cash flows include Morehouse-COWLES and Epworth Mill subsequent to August 14, 1998.

Selected Statement of Operations Data

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Year Ended December 31, 1997
Total revenues	$15,511,014	$15,725,695	$14,083,216	$8,869,679	$7,105,706
Total costs and expenses	15,728,336	15,793,065	14,417,304	9,968,142	6,702,410
Income (loss) from operations	(217,322)	(67,370)	(334,088)	(1,098,463)	403,296
Interest expense	(261,754)	(350,486)	(542,045)	(149,043)	—
Other (expense) income	(53,142)	(250,000)	—	—	50,012
Interest income	7,032	248	9,835	119,492	159,256
Gain on sale of investments	—	—	11,864	36,203	91,863
Net (loss) income before taxes and extraordinary item	(525,186)	(667,608)	(854,434)	(1,091,811)	704,427
Income tax (provision) benefit	—	—	—	(413,630)	403,630
Net (loss) income before extraordinary item	(525,186)	(667,608)	(854,434)	(1,505,441)	1,108,057
Gain on subordinated debt restructuring	—	194,500	—	—	—
Net (loss) income	$(525,186)	$(473,108)	$(854,434)	$(1,505,441)	$1,108,057
Weighted-average shares outstanding:
Basic	7,375,102	7,086,058	5,818,588	5,296,923	4,914,722
Diluted	7,375,102	7,086,058	5,818,588	5,296,923	4,966,998
Basic amounts per common share:
Net (loss)income per share before extraordinary gain	$(.07)	$(.09)	$(.15)	$(.28)	$.23
Extraordinary gain per share:	—	.03	—	—	—
Basic net (loss) income per share	$(.07)	$(.06)	$(.15)	$(.28)	$.23
Diluted amounts per share:
Net (loss) income per share before extraordinary gain	$(.07)	$(.09)	$(.15)	$(.28)	$.22
Extraordinary gain per share		.03	—	—	—
Diluted net (loss) income per share	$(.07)	$(.06)	$(.15)	$(.28)	$.22

Selected Balance Sheet Data

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Year Ended December 31, 1997
Working capital	1,404,675	$1,900,740	$1,404,820	$1,575,113	$6,805,556
Total assets	12,639,391	13,644,235	13,227,316	14,700,022	8,872,218
Long term debt	316,239	896,243	775,000	675,000	—
Stockholders’ equity	6,587,087	7,093,781	7,161,111	8,029,786	7,538,143

Item 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Management believes that this report contains forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve full sales/marketing and operational integration of its divisions, to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) the ability to manage the integration of the Company’s divisions into a cohesive operation and the attainment of successful operating results of such integrated operations, (ii) whether the performance advantages of the Company’s Microfluidizer® or Zinger® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to comply with the covenants and terms of the Company’s loan agreement with its senior lender.

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

Total revenues for the year ended December 31, 2001 were $15,511,014 as compared to revenues of $15,725,695 for the year ended December 31, 2000, representing a decrease of $214,681, or 1%. This decrease in revenues was the result of a decrease in sales by the Morehouse-COWLES Division of the Company of approximately $1,390,000, a decrease in sales at the Epworth Mill Division of approximately $1,442,000 (due to a cessation of operations of the Ball Mill repair business), offset by an increase of approximately $2,617,000 in additional revenue generated by the Company’s Microfluidics Division.

North American sales for the year ended December 31, 2001 decreased to approximately $10,630,000, or 7%, as compared to North American sales of approximately $11,386,000 for the year ended December 31, 2000.  This decrease in North American sales was principally due to a decrease in the sale of machines.  Foreign sales were approximately $4,881,000 for the year ended December 31, 2001 compared to $4,340,000 for the year ended December 31, 2000, an increase of $541,000 or 12%. This increase in foreign sales was principally due to an increase in the sale of machines.

Total cost of goods sold for 2001 was $8,897,755 or 58% of revenue, as compared to $8,688,465 or 55% of revenue for 2000.  The increase in cost of goods sold reflects primarily the increase in sales generated by the Microfluidics operating division of the Company, offset by a decrease in cost of goods sold by the Morehouse-COWLES and Epworth Mills operating divisions.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.  Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plant units sold, due to the difference in costs between air driven and electric-hydraulic units.

Total operating expenses for 2001 were $6,830,581 or 44% of revenue, as compared to $7,104,600 or 45% of revenue for 2000, which is a decrease of $274,019 or 4%.

Research and development expenses for 2001 were $857,491 compared to $835,136 for 2000, an increase of $22,355 or 3%.  The increase in research and development expenses is primarily due to an increase in payroll and related costs of approximately $157,000, partially offset by a decrease in amortization costs of approximately $60,000, a decrease in outside contract services of approximately $44,000, and a reduction of expenses at the Epworth Mill Division of approximately $49,000, due to the transfer of the division’s operations in October of 2000.

Sales and Marketing expenses for 2001 decreased approximately $433,000, from $3,482,866 in 2000 to $3,049,418 or 12%. The decrease was due principally to the reduction of selling expenses at the Epworth Mills Division of approximately $287,000, a decrease in commission expense of approximately $138,000, and decreases in consultant expenses of approximately $48,000, partially offset by increases of approximately $41,000 in demonstration cost expenses.

General and administrative expenses for 2001 increased by approximately $137,000, from $2,786,598 for the year ended December 31, 2000, to $2,923,672, or 5%.  The increase in general and administrative expenses is primarily due to an increase in payroll costs of approximately $152,000, and an increase in grinding media sales costs of approximately $169,000, partially offset by a reduction of general and administrative costs of approximately $167,000 at the Epworth Mill Division, due to the sale of the business, and a decrease in professional fees of approximately $40,000.

Interest expense for 2001 decreased from $350,486 in 2000 to $261,754, a decrease of $88,732, or 25%.  The decrease was due primarily to a reduction in the interest rate paid, partially offset by the increase in debt due to the transaction with J.M. Huber Corporation.

Interest income for 2001 increased to $7,032 from $248 for 2000, an increase of  $6,784.  The increase is due to interest earned on the note receivable arising from the sale of the Ball Mill operation.

Fiscal 2000 Compared to Fiscal 1999

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

Total cost of goods sold for 2000 was $8,688,465 or 55% of revenue, as compared to $7,990,398 or 57% of revenue for 1999.  The increase in cost of goods sold in absolute dollars reflects the increase in sales principally generated by the Microfluidics division of the Company, offset by a decrease in cost of goods sold by the Epworth Mill Division. The decrease in cost of goods sold was due to reduced sales at the Epworth Mill Division due to the Company ceasing operations of the Ball Mill repair business on September 30, 2000. The Company’s three major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.  Also, the cost of sales as a percent of revenue will differ between laboratory and pilot plan units sold, due to the difference in costs between air driven and electric-hydraulic units.

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

Interest income for 2000 decreased to $248 from $9,835 for 1999, a decrease of  $9,587 or 97%. The decrease for 2000 was due to the amount of cash available to invest as a result of the line of credit lockbox arrangement with National Bank of Canada described in note 7.

As a result of a debt restructuring and refinancing, the Company recorded an extraordinary gain of approximately $195,000 in the first quarter of fiscal 2000.

On July 24, 2000, the Company announced that it would transfer the sales and manufacturing of its line of Zinger ® horizontal media mills from its Michigan-based Epworth Mill Division to the Morehouse-COWLES plant in Fullerton, California. The transfer began on October 1, 2000 and did not have a material impact on the profitability of the Company. Simultaneously, the Company ceased operations of the Ball Mill repair business and decided to sell its Ball Mill product line.  On March 19, 2001, the Company reached an agreement to sell the Ball Mill operation for $200,000 in cash and notes.  The assets held for sale are separately classified in the balance sheet at December 31, 2000.

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

The Company had a sales backlog of $3,281,000 and $3,371,000 at March 16, 2001 and March 16, 2000, respectively.

At December 31, 2000 the Company had a near-record backlog, with orders and order inquiry levels, especially for Microfluidizer production equipment, at a very strong level. This activity combined with ongoing business activity trends and reduced financing costs make improvement in operations likely for the foreseeable quarters in 2001. Management believes that in 2001 the Company should experience growth in revenues, realization of improved operating performance, and attainment of net profitability.

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

Summarized unaudited quarterly financial data are as follows:

	Fiscal 2001 Quarters
	First	Second	Third	Fourth
Net sales	$4,449,624	$3,436,749	$3,753,750	$3,870,891
Gross profit	2,227,086	1,472,388	1,649,237	1,264,548
Net income (loss)	497,055	(285,573)	(240,165)	(496,503)

Net income (loss) per share:
Net income (loss) per share	$.07	$(.04)	$(.03)	$(.07)
	—	—	—	—
Diluted net income (loss) per share	$.07	$(.04)	$(.03)	$(.07)

	Fiscal 2000 Quarters
	First	Second	Third	Fourth
Net sales	$3,732,919	$3,951,979	$3,949,071	$4,091,726
Gross profit	1,751,869	1,746,354	1,872,287	1,666,720
Net income (loss) before extraordinary gain	51,406	28,654	(316,348)	(431,320)
Extraordinary gain	194,500	—	—	—
Net income (loss)	$245,906	$28,654	$(316,348)	$(431,320)

Net income (loss) per share:
Net income (loss) per share	$.04	$.00	$(.04)	$(.06)

Diluted net income (loss) per share	$.04	$.00	$(.04)	$(.06)

As a result of a debt restructuring and refinancing, the Company recorded an extraordinary gain of approximately $195,000 in the first quarter of fiscal 2000.

As a result of a settlement reached with J.M. Huber Corporation in the third quarter of fiscal 2000, the Company incurred a loss of approximately $250,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $297,127 in 2001, $80,718 in 2000, and $970,442 in 1999.  In 2001, the Company’s principal operating cash requirements were to fund its net loss from operations, increase in other assets, and decreases in current liabilities, offset by a decrease in trade and other receivables, inventories, and prepaid expenses.  In 2000, the Company’s principal operating cash requirements were to fund its net loss from operations, increases in inventories, trade and other receivables, and prepaid expenses, offset by a decrease in current liabilities. In 1999, the Company’s principal operating cash requirements were to fund its net loss from operations, an increase in accounts receivables, offset by decreases in inventory and an increase in current liabilities.

Net cash used by investing activities for 2001 resulted from the sale of assets from the Ball Mill operation offset by the issuance of a note receivable in connection with the sale of the Ball Mill operation, and the purchase of fixed assets, partially offset by the sale of fixed assets.  As of December 31, 2001, the Company had no material commitments for capital expenditures.  Net cash used by investing activities of $27,673 in 2000 consisted of the proceeds from the sale of assets of $152,989, offset by the purchase of capital equipment of $180,662.  The Company’s sale of assets principally related to used equipment. The Company used cash of $23,855 for investing activities in 1999. Net cash used in investing activities included the proceeds from the sale of assets, net of the purchase of capital equipment.

For financing activities, the Company used cash of $387,235 in 2001, generated cash of $37,138 in 2000, and used cash of $1,301,128 in 1999. Cash used in 2001 reflected the payments on the line of credit, line of credit term note, and subordinated debt, partially offset by the proceeds from the issuance of common stock.  In 2000, cash was generated from the proceeds of stock issued, from the proceeds of both a line of credit and a term note from a refinancing, and was used to pay down a previous line of credit, and pay fees in connection with obtaining the line of credit. In 1999 cash was used to pay down the line of credit, and purchase treasury stock, and was offset in part by the issuance of stock under the employee stock option plan.

The cash and cash equivalents balance at December 31, 2001 was $87,386, a decrease of $198,969 from the December 31, 2000 balance of $286,355. At December 31, 2001, the Company maintained a line of credit and a term loan (collectively the Credit Facility) with National Bank of Canada (the Lender).  The line of credit facility provides for a maximum borrowing of $4,000,000. As of December 31, 2001 and March 15, 2002, the Company had borrowings of $2,535,792 and $2,269,345, respectively.  On January 16, 2002, the United States portion of the Lender’s loan portfolio was sold to PNC Bank (The Successor Lender.)  The Company’s loans, terms, and conditions are the same with the Successor Lender, as they were with the Lender.

Under the terms of the line of credit with the Successor Lender, the Company is subject to a number of restrictions that impact the Company’s use of funds.  The Company is limited to acquisition of property of $200,000 per year or less, cannot pay dividends, and must maintain certain financial covenants as defined.  In addition, the Company is required to maintain a lockbox arrangement with the Successor Lender, and all cash receipts are included in the lockbox and are applied against the outstanding line of credit.  As discussed in Note 7 to the consolidated financial statements, the Company was in violation of all covenants of the Credit Facility as of December 31, 2001.  At December 31, 2000, except for the debt service and maximum capital expenditures covenants, the Company was in violation of the same covenants.  The Company received a waiver from the Successor Lender and the Lender as of both December 31 2001, and December 31, 2000, respectively, but is required to meet such covenants thereafter. As indicated in Note 7, the Company determined that violations of the tangible net worth and liabilities to worth ratio covenant occurred for the quarter ended March 31, 2001.  The Company obtained a waiver for these violations from the Lender.  The Company’s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants. On March 29, 2002, the Company and the Successor Lender set new covenants for fiscal 2002. Borrowings outstanding under the Credit Facility are secured by a collateral pledge to the lender of substantially all of the assets of the Company.  Management of the Company is executing plans for a return to profitability, including the recent reorganization of its Morehouse-COWLES Division and the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with existing cash balances, will be sufficient to meet its working capital and debt service requirements for at least the next twelve months.

NASDAQ DELISTING

The Company’s Common Stock was listed on the NASDAQ National Market (the National Market) under the symbol MFIC.  The Company was notified by the National Market that, as of October 9, 1998, the Company was not in compliance with the National Market requirements for the continued listing of its Common Stock because the public float of the Common Stock was less than $5,000,000 for more than thirty consecutive days.  NASDAQ calculates the market value of a Company’s common stock by multiplying the closing bid price of the stock by the number of shares held by non-affiliates.  The Company estimated that 4,494,502 shares were currently held by non-affiliates. The notice from the National Market further stated that the Company’s Common Stock would be delisted as of January 18, 1999 if the public float was not $5,000,000 or more for a period of ten consecutive trading days during the ninety-day period from October 19, 1998 to January 17, 1999. Further, as of September 30, 1998, the Company fell below another of the National Market’s continued listing requirements — its net tangible assets (total assets minus goodwill) had fallen below $4,000,000 to $3,251,953.  Finally on March 11, 1999, the National Market notified the Company that the Company was not in compliance with the minimum bid price requirement.  As of March 24, 1999, the Company had still not satisfied any one of the three foregoing requirements.  The Company requested a hearing before the National Market to request a “phase-down” to the NASDAQ SmallCap Market.  This meeting took place on March 19, 1999. The Company’s request was not granted and on April 23, 1999 the Company’s stock was delisted from the National Market. The Company is currently listed on the Over the Counter Bulletin Board. The liquidity of such securities may be impaired not only in the number of shares that could be bought and sold, but also through delays in the timing of transactions, reductions in securities analysts’ and media coverage of the Company, and lower prices than might otherwise be attained.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In June 1998, the Financial Accounting Standard's Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133.  SFAS No.133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities.  The EITF has also issued a number of derivative-related tentative and final consensuses.  These statements do not have an impact on its consolidated position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairment of goodwill.  SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has made an assessment of the goodwill valuation, and based on this assessment will take a charge of approximately $2,700,000 in the first quarter ended March 31, 2002 for the impairment.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issue.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that postponed the implementation date until the fourth quarter of fiscal 2000. The implementation of the SAB did not have a material impact on the Company’s Financial Statements.

ITEM 7A                     QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments are generally not subjected to changes in market value as a result of changes in interest rates due to the short maturities of the instruments.  The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.  The Company does not have significant exposure to fluctuations in foreign exchange rates.

The Company had approximately $2,785,000 of variable rate borrowings outstanding under its revolving credit agreement at December 31, 2001.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have had an approximate $15,000 negative effect on the Company’s earnings and cash flows on an annual basis.

For additional information about the Company’s financial instruments, see Note 7 and Note 13.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and its Subsidiaries appear on the following pages of this Form 10-K.

(b)	Reports on Form 8-K.
The Company filed a current report on Form 8-K regarding changes in its certifying accountant dated October 29, 2001.

(c)	Exhibits.
The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14(a)(3) as set forth above.

(d)	Financial Statement Schedules.
See (a)(2) above.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of MFIC Corporation:

We have audited the accompanying consolidated balance sheet of MFIC Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the index at Item 14 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  The financial statements of MFIC Corporation and Subsidiaries as of December 31, 2000, were audited by other auditors whose report dated March 29, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFIC Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

BROWN & BROWN LLP

Boston, Massachusetts

Feburary 27, 2002, except for Note 7, as to which the date is March 29, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of MFIC Corporation:

We have audited the accompanying consolidated balance sheet of MFIC Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 14 (a)(2) for each of the two years in the period ended December 31, 2000.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFIC Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule referred to above for each of the two years in the period ended December 31, 2000, when considered in relation to the basic 2000 and 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2001, except for Note 7, as to which the date is April 13, 2001

MFIC CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2001	2000
Current Assets:
Cash and cash equivalents	$87,386	$286,355
Accounts receivable, less allowance of $38,248 and $55,570 in 2001 and 2000, respectively.	2,707,136	2,862,489
Other receivables	50,798	3,490
Accounts receivable— related party	—	18,525
Note receivable — current	17,798	—
Inventories	3,962,745	4,023,240
Prepaid expenses	180,687	223,100
Other current assets	134,190	137,752
TOTAL CURRENT ASSETS	7,140,740	7,554,951

Property and Equipment, at cost:
Furniture, fixtures and office equipment	194,365	438,507
Machinery and equipment	459,880	579,617
Leasehold improvements	126,849	211,660
	781,094	1,229,784
Less: Accumulated depreciation and amortization	(221,331)	(654,828)
Net property and equipment	559,763	574,956

Note receivable — long-term	88,988	—
Assets held for sale	—	213,142
Goodwill (net of accumulated amortization of $1,403,050 in 2001 and $981,050 in 2000)	4,761,409	5,183,409
Patents, licenses and other assets (net of accumulated amortization of $662,085 in 2001 and $567,321 in 2000)	88,491	117,777

TOTAL ASSETS	$12,639,391	$13,644,235

The accompanying notes are an integral part of these consolidated financial statements.

	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,535,792	$2,724,015
Accounts payable and accrued expenses	1,989,148	1,921,452
Accrued interest — related party	44,635	70,085
Accrued compensation and vacation pay	109,619	157,971
Customer advances	536,867	623,184
Current portion of term note payable	95,004	95,004
Current portion of long-term debt-related party	75,000	62,500
Note payable — other	350,000	—
TOTAL CURRENT LIABILITIES	5,736,065	5,654,211

Commitments (Note 11)
Long-term debt, net of current portion-related party	162,500	237,500
Term note	153,739	308,743
Note payable — other	—	350,000
Stockholders’ Equity:
Common Stock, par value $.01 per share, 20,000,000 shares authorized; 7,643,981 and 7,588,948 shares issued at December 31, 2001 and 2000, respectively	76,440	75,889
Additional paid-in capital	12,916,876	12,891,904
Accumulated deficit	(5,718,528)	(5,193,342)
Less: Treasury Stock, at cost, 260,446 and 250,219 shares at December 31, 2001 and 2000, respectively	(687,701)	(680,670)

TOTAL STOCKHOLDERS’ EQUITY	6,587,087	7,093,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,639,391	$13,644,235

The accompanying notes are an integral part of these consolidated financial statements.

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenues	$15,511,014	$15,725,695	$14,083,216
Cost of goods sold	8,897,755	8,688,465	7,990,398
Gross income	6,613,259	7,037,230	6,092,818
Operating expenses
Research and development	857,491	835,136	927,582
Selling	3,049,418	3,482,866	2,934,668
General and administrative	2,923,672	2,786,598	2,564,656
Total operating expenses	6,830,581	7,104,600	6,426,906

Loss from operations	(217,322)	(67,370)	(334,088)

Interest expense	(261,754)	(350,486)	(542,045)
Interest income	7,032	248	9,835
Other (expense) income	(53,142)	(250,000)	—
Gain on sale of investments	—	—	11,864

Net loss before income taxes and extraordinary item	(525,186)	(667,608)	(854,434)
Income tax provision	—	—	—

Net loss before extraordinary item	(525,186)	(667,608)	(854,434)
Gain on subordinated debt restructuring	—	194,500	—

Net loss	$(525,186)	$(473,108)	$(854,434)

Weighted average number of common and common equivalent shares outstanding: Basic and Diluted	7,375,102	7,086,058	5,818,588

Basic and diluted amounts per common share:
Net loss per share before extraordinary gain	$(.07)	$(.09)	$(.15)
Extraordinary gain per share	—	.03	—
Basic and diluted net loss per share	$(.07)	$(.06)	$(.15)

The accompanying notes are an integral part of these consolidated financial statements.

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net Loss	$(525,186)	$(473,108)	$(854,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726,252	804,823	692,948
Bad debt recovery	(17,322)	(9,751)	(34,679)
Non cash provision for loss on legal settlement	—	150,000	—
Extraordinary gain on debt restructuring	—	(194,500)	—
Gain on sale of investments	—	—	(11,864)
Gain on sale of assets	(32,254)	(81,752)	(58,847)
Changes in assets and liabilities:
Receivables and other receivables	143,892	(89,210)	(413,762)
Inventories	60,495	(461,121)	973,803
Prepaid expenses	42,413	(42,913)	(15,659)
Other current assets	(61,882)	(68,552)	—
Current liabilities	(92,423)	546,802	692,936
Loss on sale of Ball Mill repair business assets	53,142	—	—
Net cash provided by operating activities	297,127	80,718	970,442

Cash flows from investing activities:
Proceeds from sale of investments	—	—	11,864
Proceeds from sale of fixed assets	37,925	152,989	169,394
Purchase of fixed assets	(200,000)	(180,662)	(205,113)
Issuance of note receivable in connection with sale of Ball Mill operation	(115,000)	—	—
Proceeds from note receivable	8,214	—	—
Proceeds from sale of Ball Mill repair business assets (net of selling expenses of $40,000)	160,000	—	—
Net cash used in investing activities	(108,861)	(27,673)	(23,855)

Cash flows from financing activities:
Payments on Comerica Bank line of credit	—	(3,075,815)	(1,271,967)
Net proceeds from National Bank of Canada line of credit	—	2,724,015	—
Proceeds from term note	—	475,000	—
Payments on term note	(155,004)	(71,253)	—
Principal payments on long term debt	—	—	(25,000)
Financing costs and termination payments for debt refinancing	—	(265,587)	—
Issuance of restricted common stock	—	250,000	—
Issuance of common stock under employee stock purchase plan	17,909	7,341	—
Issuance of common stock under employee stock option plan	7,614	—	3,459
Treasury stock purchased	(7,031)	(6,563)	(7,620)
Payments on line of credit	(188,223)	—	—
Payments on subordinated debt-related party	(62,500)	—	—
Net cash provided by (used in) financing activities	(387,235)	37,138	(1,301,128)

Net increase (decrease) in cash and cash equivalents	(198,969)	90,183	(354,541)
Cash and cash equivalents, beginning of year	286,355	196,172	550,713
Cash and cash equivalents, end of year	$87,386	$286,355	$196,172

Supplemental disclosure of cash flow information:
Assets acquired in exchange for notes or common stock	—	200,000	—
Cash paid for interest	$269,421	$367,111	$479,560

The accompanying notes are an integral part of these consolidated financial statements.

MFIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Numbers of Shares of Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Balance, Dec. 31, 1998	6,056,983	$60,570	$12,491,423	$(3,865,800)	$10,080	235,219	$(666,487)	$8,029,786
Reclassification adjustment for gain included in net income	—	—	—	—	(10,080)	—	—	(10,080)
Proceeds from employee stock purchase plan	4,324	43	3,416	—	—	—	—	3,459
Purchase of treasury stock	—	—	—	—	—	7,500	(7,620)	(7,620)
Net loss	—	—	—	(854,434)	—	—	—	(854,434)
Balance, Dec. 31, 1999	6,061,307	60,613	12,494,839	(4,720,234)	—	242,719	(674,107)	$7,161,111

Issuance of restricted common stock	1,500,000	15,000	390,000	—	—	—	—	405,000
Issuance of common stock under employee stock purchase plan	27,641	276	7,065	—	—	—	—	7,341
Purchase of treasury stock	—	—	—	—	—	7,500	(6,563)	(6,563)
Net loss	—	—	—	(473,108)	—	—	—	(473,108)
Balance, Dec. 31, 2000	7,588,948	75,889	12,891,904	(5,193,342)	—	250,219	(680,670)	7,093,781
Stock options exercised	24,375	245	7,369	—	—	—	—	7,614
Issuance of common stock under employee stock purchase plan	30,658	306	17,603	—	—	—	—	17,909
Purchase of treasury stock	—	—	—	—	—	10,227	(7,031)	(7,031)
Net loss	—	—	—	(525,186)	—	—	—	(525,186)
Balance, Dec. 31, 2001	7,643,981	$76,440	$12,916,876	$(5,718,528)	$—	260,446	$(687,701)	$6,587,087

The accompanying notes are an integral part of these consolidated financial statements.

MFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1                                                  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MFIC Corporation (MFIC or the Company), through its wholly-owned subsidiaries, Microfluidics Corporation (Microfluidics) and MediControl Corporation (MediControl), as well as its operating divisions, Morehouse-COWLES and Microfluidics, specialize in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer® materials processor systems are produced at the Microfluidics Division, while dispersers, dissolvers, colloid mills, horizontal media and vertical media mills are produced at the Morehouse-COWLES Division.  The Morehouse-COWLES Division also sells and distributes grinding media.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, (Microfluidics) and MediControl.

All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of machines and spare parts is generally recognized upon shipment of the product or when the earnings process is complete.  Rental income for the lease of equipment is recognized on a straight-line basis over the term of the lease agreement.  Rental income and equipment sales are classified in revenues in the consolidated statement of operations.

Cash and Cash Equivalents

The Company considers all highly liquid securities with maturities of 90 days or less, at the time of acquisition, to be cash equivalents.

Inventories

Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product line.  The Company records a charge to cost of goods sold, by any amounts required to reduce the carrying value to net realizable value.

Assets Held for Sale

Assets held for sale consist of inventory and fixed assets which were sold in connection with the Company’s sale of its Ball Mill repair business during 2001.

Property and Equipment

The Company’s property and equipment is recorded at cost. Depreciation is computed using the straight-line method, based upon useful lives of 3 to 7 years.  Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or remaining life of the lease. Expenditures for maintenance and repairs are expensed as incurred.  Upon retirement or sale of property and equipment, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain, or loss is credited or charged to operations.

Depreciation expense totaled $209,523, $278,201, and $249,029 for the years ended December 31, 2001, 2000, and 1999, respectively.

Patents, Licenses, Other Intangible Assets and Goodwill

Patents, patent applications, rights, and goodwill are stated at acquisition cost. Amortization is recorded using the straight-line method over the shorter of the legal lives or useful life of the patents.  Goodwill is being amortized over 15 years.  Patents, licenses and other intangible assets are being amortized over a period of 3 to 17 years.

Impairment of Long-Lived Assets

At each balance sheet date, the Company assesses whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceeds its net carrying value as of the assessment date.  The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. As of December 31, 2001, 2000 and 1999 there were no such impairments.

Comprehensive Income (Loss)

Statement of Accounting Financial Standards (SFAS) No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as the reported net loss for all periods presented.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Earnings (Loss) per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented.  In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Options to purchase 1,612,980, 1,761,575 and 1,303,731 shares of common stock were outstanding for the years ended 2001, 2000 and 1999, respectively. Basic and diluted net loss per share are the same for all periods presented because all outstanding common stock equivalents have been excluded as they are antidilutive.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term nature of these accounts. The Company’s bank debt, because it carries a variable interest rate, is stated at its approximate fair market value. The Company’s subordinated debt bears interest at 10%, which approximates fair market value.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standard's Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133.  SFAS No.133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities.  The EITF has also issued a number of derivative-related tentative and final consensuses.  These statements do not have an impact on its consolidated position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations.  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairment of goodwill.  SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has made an assessment of the goodwill valuation, and has determined that the Company will take a charge of approximately $2,700,000 in the first quarter ended March 31, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issue.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB clarifies certain elements of revenue recognition. Since December, the SEC has issued several amendments that postponed the implementation date until the fourth quarter of fiscal 2000. The implementation of SAB No. 101 did not have a material impact on the Company’s Financial Statements.

Reclassifications

Certain fiscal 1999 and 2000 amounts have been reclassified to conform with fiscal 2000 and 2001 presentations.

Note 2                                                  SEGMENT, GEOGRAPHIC AND ENTERPRISE-WIDE REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers.  Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance.  The Company’s chief decision-maker, as defined under SFAS No. 131, is the chairman and chief executive officer. The Company has determined that it conducts its operations in one business segment: the development, manufacture, marketing and sale of process and formulation equipment.  The Company’s sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries.  The Company conducts its business primarily in the United States of America.  The Company has less than 1% of total assets overseas.  As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Approximate sales to customers outside North America are broken out, by major foreign markets, as follows:

	2001	2000	1999
Asia	$2,674,000	$1,805,000	$1,542,000
Europe	1,401,000	997,000	1,024,000
Other	806,000	1,538,000	1,391,000
	$4,881,000	$4,340,000	$3,957,000

No customer accounted for over 10% of the Company’s revenues in 2001, 2000 and 1999.

Note 3                                                  MARKETABLE SECURITIES

At December 31, 2001 and 2000, the Company did not hold investments in marketable securities. In 1999, the Company sold 6,720 shares of Cardiotech International, Inc. at a gain of $11,864.

Note 4                                                  INVENTORY

The components of inventories are as follows at December 31:

	2001	2000
Raw materials	$2,841,475	$2,670,155
Work in progress	195,644	473,095
Finished goods	925,626	879,990
TOTAL	$3,962,745	$4,023,240

Note 5                                                  INTANGIBLES AND OTHER ASSETS

The Company purchased the rights and title of certain liposome and microemulsion technology devices from Arthur D. Little in 1985.  The unamortized license fee and patent are included in intangible assets and are being amortized using the straight line method over the useful life of the patent, which is 17 years.  In 1995, the Company capitalized $96,680 of patent costs related to a cooperative research venture.  Amortization of these assets charged to expense was $24,576 in 2001, $42,269 in 2000, and $43,920 in 1999.   In 2001, the Company capitalized $64,528 of costs related to the Multi-Stream Mixer Reactor patent, which is being amortized over a 17-year period, beginning in the last quarter of 2001.  Amortization of these costs in 2001 amounted to $950.

Costs incurred in connection with the debt refinancing that occurred on February 28, 2000 are being amortized over three years, the initial term of the line of credit.  The total of such costs was approximately $207,000.  Amortization of these costs amounted to $69,204 in 2001 and $57,663 in 2000, respectively.

Note 6                                                  ACQUISITIONS

On August 14, 1998 (the Closing Date) MFIC purchased substantially all of the assets (the Transferred assets) and assumed certain liabilities of Epworth Manufacturing Company of South Haven, Michigan (Epworth) and Morehouse-COWLES, Inc. of Fullerton, California (Morehouse and together with Epworth, the Sellers) pursuant to an Asset Purchase Agreement (the Agreement) dated as of June 19, 1998 by and among MFIC, Epworth and Morehouse.  Messrs. J.B. Jennings and Bret A. Lewis were the sole stockholders of both Epworth and Morehouse (the Principals).  Epworth and Morehouse each manufactures and distributes a product line of crushing/grinding, mixing, dissolving and dispersion systems for solid or solids materials processing that were marketed together under the EMCO U.S.A. trade name.

In accordance with the Agreement, MFIC paid or delivered to the Sellers the following as consideration for the purchase price: (i) $5,508,480 in cash, (ii) two subordinated promissory notes in the aggregate principal amount of $800,000 (the Promissory Notes) and (iii) 900,000 shares of MFIC’s restricted common stock, $0.01 par value per share, subject to the restrictions set forth in a Stockholders Agreement among MFIC and the Principals dated August 14, 1998 (the “Stockholders Agreement”).  MFIC also incurred approximately $500,000 in expenses.  In addition, MFIC assumed approximately $1,930,000 in accounts payable and accrued liabilities. The acquisition has been accounted for under the purchase method of accounting.

The amount paid in excess of the identified fair market value of the assets purchased less liabilities assumed has been allocated to goodwill.  This amount is being amortized over a 15-year period, which the Company determined to be the useful life.

Note 7                                                  DEBT

Long-term debt as of the following dates consisted of:

	December 31,
	2001	2000
10% note payable	$350,000	$350,000
10% subordinated note payable to related party	237,500	300,000
Term note payable	248,743	403,747
Less current portion	(520,004)	(157,504)
TOTAL	$316,239	$896,243

Subordinate Notes Payable

The subordinated note is payable to Lake Shore Industries Inc. See Note 13 for further explanation of the note to Lake Shore Industries Inc.

Notes Payable

In a letter dated June 16, 2000, J.M. Huber Corporation (Huber) informed MFIC Corporation that it purportedly was revoking its acceptance of seven model LV-40 Zinger® horizontal media mills that Huber had purchased from MFIC’s Epworth Mill Division in 1998. The notice of revocation was accompanied by a claim for the repayment of the full purchase price of $384,948 and for incidental and consequential damages as a result of alleged breaches of express and implied warranties in the amount of $2,790,350. The Company denied any liability. At the request of Huber and as an accommodation, the Company, in both 2000 and 1999 performed certain services which, the Company believed, were accepted by Huber as a cure for problems encountered by Huber with the performance of this equipment. On October 20, 2000, the Company entered into a settlement agreement with Huber pursuant to which, the Company paid $100,000 to Huber upon execution of the agreement, and executed a promissory note for $350,000 payable two years from the execution date, with interest payable quarterly in arrears at 10% per annum.  Huber transferred all interest in the seven Media Mills to the Company, and shipped the equipment to the Company for reconditioning and resale. The Company recorded a loss on this transaction of $250,000 in 2000.  At December 31, 2001, the Company reviewed the carrying value of this equipment and as a result, determined that the value was approximately $80,000, resulting in a further charge of $120,000 to operations.

Line of Credit

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

On February 28, 2000 (the Closing Date) the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the Lender) providing the Company with a $4,475,000 three-year revolving credit and term loan facility (together the Credit Facility).  The Credit Facility is comprised of: (i) a $4 million three year revolving line of credit (Revolving Credit Line) with advances thereunder bearing interest at an interest rate equal to the prime rate (the Prime Rate for United States borrowings from the National Bank of Canada as publicly announced from time to time) plus one-half percent (0.50%).  All borrowings under the Revolving Credit Line are evidenced by a $4 million promissory note having a maturity date of February 28, 2003 (the Revolving Note), and (ii) a $475,000 term promissory note, amortized over a five year period but having a maturity date of February 28, 2003 and bearing interest at an interest rate equal to the Prime Rate (4.75% at December 31, 2001) plus three quarters of one percent (0.75%).  Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company’s Microfluidics Corporation subsidiary has guaranteed the Company’s obligations to the Lender under the Credit Facility. The Company has also pledged to the Lender all shares of Microfluidics Corporation owned by the Company.  From the proceeds of the initial loan, the Company repaid the outstanding balance owed to Comerica Bank of approximately $2,585,000.   On January 16, 2002, the United States portion of National Bank of Canada’s operations and its loan portfolio was sold to PNC Bank, the Successor Lender.

As one of the Lender’s conditions precedent to the closing of the Finance Facility, the Company’s Chairman, Irwin Gruverman, at the closing of the Credit Facility purchased, for  $250,000, 1,000,000 shares of restricted Common Stock of the Company. This purchase was approved by the Company’s Board of Directors on December 30, 1999.

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

After review of the results as of and for the quarter ended March 31, 2001, the Company notified the National Bank of Canada that it was in violation of the tangible net worth and liabilities to worth ratio covenants contained in the Credit Facility for the quarter ended March 31, 2001.  On April 13, 2001, the Company received a waiver of these violations from the National Bank of Canada, but is required to meet all covenant requirements thereafter.  As a result of the waiver and management’s expectations of future compliance, the non-current portion of the term Promissory Note was classified as a non-current liability, as of December 31, 2000.

At both December 31, 2001 and December 31, 2000, the Company was not in compliance with the tangible net worth, liabilities to worth ratio, and net income covenants.  The Company was also in violation of the debt service covenant at December 31, 2001. The Company has received a waiver of these violations from the Lender for the December 31, 2000 non-compliance, and a waiver from the Successor Lender for the year ended December 31, 2001, but is required to meet all covenant requirements thereafter.  On March 29, 2002, The Company and the Successor Lender agreed on a revised set of covenants for fiscal 2002.

Due to the subjective acceleration clause, and the lock-box arrangement, the revolving credit line is classified as a current liability in the consolidated balance sheet. At December 31, 2001, the outstanding balance on the Revolving Credit Line was $2,535,792, having an interest rate of 5.5%. The balance outstanding on the term loan was $248,743, at an interest rate of 5.75%.

Management’s Plans

As discussed above, the Company violated the tangible net worth, liabilities to worth ratio and net income covenants of the Credit Facility at both December 31, 2001 and December 31, 2000, and the debt services covenant at December 31, 2001.  The Company’s ability to continue planned operations is dependent upon access to financing under the Credit Facility, which is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants.  On March 29, 2002, the Company and the Successor Lender agreed on a new set of covenants for fiscal year 2002.  It is expected by management that the Company will be in compliance with the revised covenants.   Borrowings outstanding under the Credit Facility are secured by a collateral pledge to the Lender of substantially all of the assets of the Company.

Management of the Company is executing plans for a return to profitability; however, there can be no assurance that the Company will be successful in implementing these plans.

Note 8                                                  EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) profit-sharing plan (the 401K Plan), to its employees.  All Company and related entity employees who are eighteen years of age and have completed one hour of service are eligible to participate in the 401K Plan.  Employees may contribute from 1% to 20% of their compensation.  The Company’s contribution is discretionary, with contributions made from time to time as management deems advisable. The Company has made no matching contributions during 2001, 2000, and 1999.  The Company also instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions.

Note 9                                                  INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  Deferred income tax expense or credits are based on changes in the asset or liability from period to period.  At December 31, 2001, the Company had net operating loss and research tax credit carryforwards of approximately $5,174,000 and $172,000, respectively, for financial reporting purposes, which may be used to offset future taxable income.

The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary difference are as follows:

	December 31,
	2001	2000
Operating loss carryforwards	$2,193,000	$1,878,000
Tax credit carryforwards	172,000	172,000
Temporary differences	(38,000)	476,000
	2,327,000	2,526,000
Less—Valuation allowance	(2,327,000)	(2,526,000)

Net deferred tax asset	$—	$—

The Company has recorded a full valuation allowance against its deferred tax assets because, based on the weight of available evidence, the Company believes it is more likely than not that the deferred tax assets will not be realized in the near future.  The carryforwards expire from 2002 through 2021 and are subject to review and possible adjustment by the Internal Revenue Service.  The Internal Revenue Code contains provisions that may limit the net operating loss and research tax credit carryforwards in the event of certain changes in the ownership interests of significant stockholders.

Note 10                  STOCKHOLDERS’ EQUITY

The Company adopted the 1988 Stock Plan (The Plan) as the successor plan to the 1987 Stock Plan, which, as amended at th 1997 stockholders’ meeting, authorizes the grant of Stock Rights for up to 2,350,000 shares of common stock and the 1989 Non-Employee Director Stock Option Plan which, as amended at the 1996 stockholders’ meeting, authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock.

Stock Option Plan

Options granted under the Plan vest over a three-to-five-year period and expire 10 years from the grant date.  At December 31, 2001, 583,082 shares were available for future grant under the Plan.

Information with respect to activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1998	1,416,587	$1.15
Granted	64,044	0.71
Exercised	—	—
Canceled	(176,900)	1.16

Outstanding, December 31, 1999	1,303,731	1.13
Granted	583,500	0.41
Exercised	—	—
Canceled	(125,656)	0.96

Outstanding, December 31, 2000	1,761,575	0.94
Granted	328,500	0.81
Exercised	(24,375)	0.31
Canceled	(452,720)	0.98

Outstanding, December 31, 2001	1,612,980	$0.88

Exercisable, December 31, 1999	354,910	$1.19

Exercisable, December 31, 2000	629,401	$1.24

Exercisable, December 31, 2001	878,803	$1.06

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2001:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31 to 1.31	1,600,180	6.5	$0.87	866,003	$1.04
$1.69 to 5.88	12,800	4.0	2.30	12,800	2.30

	1,612,980	6.52	$0.88	878,803	$1.06

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under APB Opinion No. 25.  SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans.  The Company has adopted the disclosure-only alternative for options granted to employees and Directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and Directors of the Company as of December 31, 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used for the years ended December 31, 2001, 2000 and 1999 are as follows:

	December 31,
	2001	2000	1999
Risk-free interest rates	5.25%	5.25%	5.25%
Expected lives	5 years	5 years	5 years
Expected volatility	197%	146%	137%
Dividend yield	0%	0%	0%

The effect of applying SFAS No. 123 would be as follows:

	Years Ended December 31,
	2001	2000	1999
Net loss as reported	$(525,186)	$(473,108)	$(854,434)
Pro forma	(843,264)	(862,383)	(1,209,813)

Basic and Diluted Net Loss Per Share—
As reported	$(0.07)	$(0.06)	$(0.15)
Pro forma	$(0.11)	$(0.12)	$(0.21)

Warrants

On September 23, 1999, the Chief Executive officer of the Company, Irwin J. Gruverman, was granted warrants to purchase up to 100,000 shares of the Company's common stock at a per share price of $0.52 a share, having an expiration date of July 2, 2004. As of December 31, 2001, there were 100,000 warrants outstanding.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the Purchase Plan).  Under the Purchase Plan, participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan is limited to a maximum amount of 1,000 shares for each six-month period. The number of shares issued pursuant to this plan totaled 30,658, 27,641 and 4,324 in 2001, 2000 and 1999, respectively.

Note 11               COMMITMENTS

The Company leases its facilities under non-cancelable operating leases expiring through August 2006.  Future minimum rental payments under the operating leases at December 31, 2001 are approximately as follows:

2002	$425,000
2003	413,000
2004	358,000
2005	373,000
2006	170,000
TOTAL LEASE PAYMENTS	$1,739,000

Rent expense for 2001, 2000, and 1999 was approximately $415,000, $405,000, and $499,000, respectively.

Note 12               RELATED PARTY TRANSACTIONS

During 2001, 2000, and 1999, the Company and G&G Corporation (G&G), an entity controlled by Mr. Gruverman, the Company’s Chairman, entered into an arrangement whereby G&G reimbursed the Company for certain administrative expenses incurred for services performed by the Company.  The Company was reimbursed approximately  $30,407, $75,780, and $79,291 by G&G during 2001, 2000, and 1999, respectively. At December 31, 2001, 2000, and 1999, G&G owed the Company $0, 18,525 and $23,252 respectively.

As discussed in Notes 6 and 7, the Company owed the former Principals of Morehouse and Epworth $237,500, $300,000 and $775,000 at December 31, 2001, 2000, and 1999, respectively. Interest expense on the subordinated debt for 1999 was $77,500.   Interest capitalized on the $300,000 note in connection with the Settlement Agreement discussed in Note 13 amounted to $88,750 and is being amortized over 5 years.  Total payments in 2001 and 2000 were $25,449 and $17,916, respectively.

Note 13               SETTLEMENT AGREEMENT, DEBT RESTRUCTURING AND REFINANCING

On December 20, 1999 the Company signed an agreement in principle (the Agreement In Principle) with J.B. Jennings and Bret A. Lewis, the former owners of the Epworth Mill and Morehouse-COWLES businesses (the Sellers), Lake Shore Industries, Inc., and JLJ Properties, Inc., entities owned and controlled by the Sellers.  The Agreement In Principle sets forth understandings among the parties concerning restructuring of the Company’s subordinated debt and resolution of various disputes.  On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties

(the Settlement Agreement).  In connection with the closing of the Credit Facility, and pursuant to a Settlement Agreement dated January 17, 2000 with the Company’s subordinated debt holders, the subordinated debt of the Company was restructured in the following manner. The outstanding August 14, 1998 $500,000 subordinated promissory note, having a remaining $475,000 principal balance together with accrued interest at the Closing Date in the approximate amount of $77,500, and accrued interest on the August 14, 1998 $300,000 subordinated note were converted to 500,000 shares of MFIC restricted common stock (the Conversion Shares). The fair market value of the Company’s Common Stock on the date of the Agreement In Principle was $0.31 per share.  MFIC was granted the right for a three-year period to repurchase the Conversion Shares at a purchase price of $1.75 per share.  The August 14, 1998 $300,000 subordinated note was replaced with a new $300,000 subordinated promissory note dated February 28, 2000 (the 2000 Subordinated Note).  The 2000 Subordinated Note has a maturity date of February 28, 2005 and bears interest at a rate of ten percent (10%) per annum. The note is payable interest only in its first year and then is payable in equal quarterly installments of principal together with outstanding interest thereon until maturity.

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

Item 9.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.                                           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the Company required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2001.

Item 11.                                           EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2001.

Item 12.                                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2001.

Item 13.                                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2001.

PART IV

Item 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1.)  Consolidated Financial Statements.

The following Consolidated Financial Statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

Reports of Independent Auditors

(a)(2.)  Financial Statement Schedules.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this report:

Schedule II — Valuation and Qualifying Accounts and Reserves

(a)(3.)  List of Exhibits.

Exhibit Index

Exhibit Number	Description of Exhibit
3(a)

Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and as Exhibit 3.1(a) to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference).

3(b)	Amended and Restated By-Laws for the Company (filed as Exhibit 3.3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.1	1987 Stock Plan (filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10.2	1988 Stock Plan (filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

10.3	1989 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.1 to the Company’s registration statement on Form S-8 filed October 22,1996 and incorporated herein by reference).

10.4

Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23, 1997 between Microfluidics International Corporation and J. Frank Gerrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10(a) to the Company’s form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

10.5

Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.6

Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) with amendments dated September 1, 1994 and March 31, 1995.

10.7

Amendment to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company’s Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.8

Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company’s Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference)

10.9

License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company’s Form 10-K for the fiscal year ended  December 31, 1993 and incorporated herein by reference).

10.10

Amendment to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company’s Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.11

Letter, dated August 15, 1995, from Microfluidics International Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the Company’s Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference).

10.12

Letter, dated December 31, 1995 from Microfluidics International Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(k) to the Company’s Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

10.13

Warrant for the Purchase of Shares of Common Stock, dated July 14, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as Exhibit 3.10(l) to the Company’s Form  10-K or fiscal year ended December 31, 1996 and incorporated herein by reference).

10.14

Letter, dated December 31, 1996, from Microfluidics International Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(o) to the Company’s Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

10.15

Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1, 1995 regarding participation in and management of the Advanced  Technology Program (ATP). (filed as Exhibit 3.10(p) to the Company’s Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

10.16	Consulting Agreement with James Little. (filed as Exhibit 3.10(q) to the Company’s Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

10.17	Supplemental Agreement between Catalytica Advanced Technologies, Inc. and Microfluidics International Corporation dated December 31, 1997.

10.18	Letter dated December 31, 1997, from Microfluidics International Corporation to Irwin J. Gruverman and G & G Diagnostics Corp.

10.19	1988 Stock Plan as amended (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

10.20

Asset Purchase Agreement, dated as of June 19, 1998, by and among the Company, Epworth Manufacturing Company and Morehouse-COWLES, Inc.(filed as Exhibit 2.1 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by Reference).

10.21

Stockholders Agreement, dated August 14, 1998, by and among the Company and J.B. Jennings and Bret A. Lewis (filed as exhibit 2.2 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by reference.

10.22

$500,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as exhibit 99.2 to the Company’s Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

10.23

$300,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as exhibit 99.2 to the Company’s Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).

10.24

Revolving credit loan between Comerica Bank and the Company dated August 12, 1998 (filed as Exhibit 10.1 to the Company’s form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

10.25

Letter dated December 31, 1998 from Microfluidics International Corporation To Irwin J. Gruverman.  (Filed as exhibit 3.10(2) to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1998 and incorporated herein by reference.)

10.26

Revolving Credit and Term Loan Agreement among MFIC Corporation and National Bank of Canada dated February 28, 2000. (Filed as exhibit 10.26 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.27

Revolving Credit Note of the Company in favor of National Bank of Canada in the amount of $4,000,000.00 dated February 28, 2000.  (Filed as exhibit 10.27 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.28

Term Note of the Company in favor of National Bank of Canada in the amount of $475,000.00 dated February 28, 2000.  (Filed as exhibit 10.28 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.29

Security Agreement of the Company in favor of National Bank of Canada dated February 28, 2000. (Filed as exhibit 10.29 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.30

Trademark and Trademark Applications Security Agreement of the Company in favor of National Bank of Canada, dated February 28, 2000.  (Filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.31

Patent and Patent Applications Security Agreement of the Company in favor of National Bank of Canada, dated February 28, 2000. (Filed as exhibit 10.31 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.32

Unlimited Guaranty of Microfluidics Corporation in favor of National Bank of Canada Dated February 28, 2000.  (Filed as exhibit 10.32 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.33

Stock Pledge Agreement between the Company and National Bank of Canada dated February 28, 2000.  (Filed as exhibit 10.33 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.34

Subordination Agreement among the Company, Lake Shore Industries, Inc. and National Bank of Canada dated as of February 28, 2000.  (Filed as exhibit 10.34 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.35

Subordinated Promissory Note on the Company in favor of Lake Shore Industries, Inc. in the amount of $300,000.00 dated February 28, 2000.  (Filed as exhibit 10.35 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.36	Forbearance Agreements with Comerica. (Filed as exhibit 10.36 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.37

Settlement Agreement, dated January 17, 2000 by and among the Company, Bret A. Lewis, J. B. Jennings, Lake Shore Industries, Inc., and JLJ Properties, Inc., with $300,000 Subordinated Promissory Note dated February 28, 2000, issued by the Company to Lake Shore Industries, Inc. (FKA Epworth Manufacturing Company, Inc).  (Filed as exhibit 10.37 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.38

Letter, dated December 31, 1999, from MFIC Corporation to Irwin J. Gruverman and G&G Diagnostics Corp. (Filed as exhibit 10.38 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.39

Letter, dated December 31, 1999, from MFIC Corporation to Irwin J. Gruverman. (Filed as exhibit 10.39 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.40

First Amendment to Revolving Credit and Term Loan Agreement between the Company and National Bank of Canada dated March 30, 2000. (Filed as exhibit 10.40 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.41

Lease between ABB and Microfluidics dated April 14, 2000 for space at Lampertheim, Germany. (Filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.42

Security Agreement between MFIC Corporation and J.M. Huber Corporation dated October 18, 2000. (Filed as exhibit 10.42 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.43

Settlement agreement between MFIC Corporation and J.M. Huber Corporation dated December 18, 2000. (Filed as exhibit 10.43 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.44

Termination agreement between Michael A. Lento and MFIC Corporation dated December 14, 2000. (Filed as exhibit 10.44 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.45

Letter, dated December 31, 2000, from MFIC Corporation to Irwin J. Gruverman and G&G Diagnostics Corporation. (Filed as exhibit 10.45 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.46

Letter, dated December 31, 2000, from MFIC Corporation to Irwin J. Gruverman. (Filed as exhibit 10.46 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

*10.47

Lease for 30 Ossipee Road, Newton, Massachusetts dated October 19, 2001, between Microfluidics International Corporation and King Real Estate Corp., Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384.

*10.48	Consulting agreement with Vincent Cortina dated January 2, 2002.

*10.49	Letter dated December 31, 2001 from MFIC to Irwin J. Gruverman.

*10.50	Second Amendment to Revolving Credit and Term Loan Agreement between the Company and PNC Bank, N.A. dated March 29, 2002.

*23(a)	Consent of Brown & Brown LLP
*23(b)	Consent of Deloitte & Touche LLP

*   Filed herewith

** Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 29th day of March 2002.

MFIC CORPORATION

By:	/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin J. Gruverman	Chief Executive Officer	March 29, 2002
Irwin J. Gruverman	(Principal Executive Officer), Chairman of the Board of Directors and Secretary

/s/ James N. Little	Director	March 29, 2002
James N. Little

/s/ Vincent Cortina	Director	March 29, 2002
Vincent Cortina

/s/ Leo Pierre Roy	Director	March 29,2002
Leo Pierre Roy

/s/ Edward T. Paslawski	Director	March 29, 2002
Edward T. Paslawski

SCHEDULE II

MFIC CORPORATION

Valuation and Qualifying Accounts and Reserves

For the years ended December 31, 2001, 2000, and 1999

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and Adjustments	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 2001	$55,570	$	$(17,322)	$38,248
For the year ended December 31, 2000	65,321	58,280	(68,031)	55,570
For the year ended December 31, 1999	100,000	18,291	(52,970)	65,321

INVENTORY RESERVE
For the year ended December 31, 2001	$194,044	$34,727	$(131,934)	$96,837
For the year ended December 31, 2000	157,034	59,010	(22,000)	194,044
For the year ended December 31, 1999	147,034	10,000		157,034

ACCUMULATED AMORTIZATION RELATED TO GOODWILL AND OTHER INTANGIBLES
For the year ended December 31, 2001	$1,548,371	$516,764		$2,065,135
For the year ended December 31, 2000	1,021,718	526,653		1,548,371
For the year ended December 31, 1999	577,799	443,919		1,021,718