Form 10-K/A
period 2001-12-31
MFIC CORP
filed 2002-04-30
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

                The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report for the fiscal year ended December 31, 2001 on Form 10K as set forth in the pages attached hereto:

                1.             Part III:     Item 10 — Directors and Executive Officers of the Registrant.

                2.             Part III:     Item 11 — Executive Compensation.

                3.             Part III:     Item 12 — Security Ownership of Certain Beneficial Owners and

                                                  Management.

                4.             Part III:     Item 13 — Certain Relationships and Related Transactions.

                5.             Part IV:     Item 14 — Exhibits, Financial Statement Schedules, and Reports on

                                                  Form 8 K; Section 3.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The names of the Company’s current directors, executive officers, directors elect and certain information about them are set forth below:

Name

Age

Title

Irwin J. Gruverman	68	Chief Executive Officer, Chairman of the Board, Treasurer and Secretary

Robert P. Bruno	64	President and Chief Operating Officer

James N. Little	61	Director

Vincent B. Cortina	64	Director

Edward T. Paslawski	51	Director

Leo Pierre Roy	44	Director

             IRWIN J. GRUVERMAN has served as the Chief Executive Officer, Chairman of the Board of Directors and Secretary of the Company since its inception in 1983. From November 21, 2000 until May 17, 2001 Mr. Gruverman served as the Company’s President. He also currently serves as the Company’s Treasurer.  From the Company’s inception in 1983 to February 1993, Mr. Gruverman served as its President.  In addition, Mr. Gruverman currently serves on the Board of Directors of the following public companies:  North American Scientific, Inc.; InVitro International, Inc.; and DecisionLink, Inc.

                JAMES N. LITTLE has served as a director of the Company since December 1995. Dr. Little serves as President of Cetek Corporation, a biotechnology drug discovery company. From August 1998 until December 26, 2001, Dr. Little served as Senior Vice President of Cetek..  Prior to that, from 1981 to August 1998, Dr. Little served as a Senior Vice President of Sales, Marketing and Business Development for Zymark Corporation, a manufacturer of scientific instrumentation.

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

                EDWARD T. PASLAWSKI has served as a director of the Company since June 2000. Mr. Paslawski is the New England Regional Manager and Vice President of LaSalle Business Credit, Inc., an asset-based lending subsidiary of LaSalle Bank. Mr. Paslawski is the founder and managing partner of Durham Capital, LLC, an investment-banking firm specializing in arranging and investing equity in start-ups and growth companies.  The company also arranges senior debt, equipment leasing, mezzanine financing and provides merger and acquisition advisory services. He also serves as the Chairman of Coastal Ventures Limited Partnership.  Mr. Paslawski has twenty-five years of commercial banking and venture capital experience in senior lending positions with major US and International Banks including National Bank of Canada, Meridian Capital Corp., First National Bank of Boston, and The Industrial Bank of Japan.

                LEO PIERRE ROY has served as a director of the Company since June 2000. Mr. Roy has more than 20 years of experience as a senior manager and consultant. Mr. Roy is the Vice President and Chief Operating Officer of The Bioengineering Group, Inc., a firm engaged in consulting in the areas of erosion control, water quality, ecological restoration and bioremediation.  Between 1998 and 2000 he served as the President of Houqua & Company, Inc., a consulting firm specializing in strategic planning and development services.  From 1997 to 1998, Mr. Roy served as President and Chief Operating Officer of Energy Answers Corporation, a designer, developer and owner of resource recovery, power, recycling and solid waste management companies.  From 1992 to 1996, Mr. Roy served first as Director of Waste Policy and Planning and later as Undersecretary of the Executive Office of Environmental Affairs for the Commonwealth of Massachusetts.  From 1990 to 1991, Mr. Roy was the Regional Manager of Special Projects for Waste Management, Inc.  From 1985 to 1989, he was the Vice President and Chief Operating Officer of Orne Enterprises, a venture capital, environmental technology holding company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

                Except as provided below, to the Company’s knowledge, based solely on a review of the copies of such forms received by the Company and on written representations from certain Reporting Persons, the Company believes that during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met.  The Form 5 filing for the year ending 2001 pursuant to Section 16A required to be filed by certain members of the Company’s Board of Directors (Messrs.Irwin J. Gruverman, Edward T. Paslawski, Vincent B. Cortina, James N. Little and Leo Pierre Roy), which the Company has undertaken to file, were filed with the SEC one day late on February 15, 2002.

Item 11. EXECUTIVE COMPENSATION

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Stock Options (#)	All Other Compensation(1)
Irwin J. Gruverman	2001	$95,000	0	75,000
Chief Executive Officer, Chairman of	2000	$95,000	0	40,000
the Board of Directors, Treasurer and	1999	$75,000	0		$800
Secretary
Robert P. Bruno	2001	$118,059		125000
President, Chief Operating Office, and	2000	$112,207		35000
Vice President Sales / Marketing	1999	$97,850

 (1)           Consists of the Company’s matching contributions made under its 401(k) plan on behalf of each Named Executive Officer.

Aggregated Option Exercises and Fiscal Year-end Values

The following table summarizes for each of the Named Executive Officers unexercised options held at December 31, 2001.  None of the Named Executive Officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2001. The value of unexercised in-the-money options at the fiscal year end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2001 the last business day of the fiscal year.  The closing price of the Company’s Common Stock in the NASDAQ Stock Market on such date was $0.42.

December 31, 2001 Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Irwin J. Gruverman	226,250	88,750	$7,200	$7,200
Robert P. Bruno	135,000	137,500	$5,425	$5,425

______________________

(1)              Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of sale of any shares acquired upon exercise of the option.  The Named Executive Officers held options, exercisable or unexercisable, at exercisable prices above the fair market value of the Common Stock on December 31, 2001 as reported by the NASDAQ Stock Market.

Option Repricing

                In October 1998, the Board of Directors and the Compensation Committee voted to reprice substantially all of the outstanding stock options of the Company to provide that the exercise price of such options would be the fair market value of the Common Stock on October 5, 1998, or $1.125.  The Company repriced the options by amending them or cancelling them and granting new replacement options.  The repriced options also contain a vesting schedule different than the options that they replaced.  All options granted on or before October 6, 1996 were replaced with options that vest in three equal installments on October 6, 1998, October 6, 1999 and October 6, 2000.  All options that were granted after October 6, 1996, were replaced with options that vest in four equal installments on October 6, 1998, October 6, 1999 and October 6, 2000 and October 6, 2001.  The Board of Directors and the Compensation Committee repriced the options to serve as further incentive to the executive officers of the Company, as well as to numerous other employees.  See “Option Grants in Last Fiscal Year.”

Compensation of Directors

                Commencing on January 1, 2000, Directors, with the exception of Mr. Gruverman, received $8,000 annually, payable in equal quarterly installments, for all meetings of the Board of Directors and any committee thereof for which they attended and are reimbursed for reasonable expenses incurred in attending such meetings.  Mr. Little holds options to purchase 77,500 shares of Common Stock at an average exercise price of $1.00 per share.  Mr. Cortina holds options to purchase 62,500 shares of Common Stock at an average exercise price of $.94 per share. Mr. Paslawski holds options to purchase 40,000 shares of Common Stock at an exercise price of $0.85 per share. Mr. Roy holds options to purchase 40,000 shares of Common Stock at an exercise price of $0.85 per share. Messrs. Little, Cortina, Paslawski and Roy were granted the foregoing options pursuant to the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which automatically grants to each non-employee director of the Company who holds office at the beginning of each fiscal year an option to purchase 7,500 shares of the Company’s Common Stock.  Upon any non-employee director’s first appointment to the Board of Directors, that director receives an automatic grant of an option to purchase 25,000 shares of the Company’s Common Stock.  Options granted pursuant to the 1989 Plan vest in four equal installments commencing six months from the date of grant and thereafter on the next three anniversaries of the date of grant.

Employment Agreements

                The Company entered into a letter agreement dated December 31, 2001 with Irwin J. Gruverman, the Company’s Chief Executive Officer, Chairman of the Board, President, Treasurer and Secretary, pursuant to which Mr. Gruverman’s compensation for the 2002 fiscal year was established at $65,000, with Mr. Gruverman being eligible to participate in a pool for bonus compensation under certain circumstances.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF VOTING SECURITIES

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Irwin J. Gruverman(3) 30 Ossipee Road Newton, Massachusetts 02464-9101	1,822,115	24.56%
Bret A. Lewis 11323 Skogen Lane Grand Haven, Michigan 49417	700,100	9.44%
J.B. Jennings 134 Cascade Drive Battle Creek, Michigan 49015	700,000	9.44%
G.D. Searle & Co.(4) Box 511D Chicago, Illinois 60680	600,000	8.09. %

______________________

(1)              Information with respect to beneficial ownership is based upon information furnished by such shareholder.

(2)              Shares of Common Stock that a person or entity has the right to acquire within 60 days of May 1, 2002, according to EquiServe L.P. the Company’s Transfer agent, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.  Percentage ownership is based on 7,419,405 shares of Common Stock issued and outstanding on April 29, 2002.

(3)              Consists of (i) 121,300 shares of Common Stock, (ii) 226,250 shares of Common Stock subject to currently exercisable options, (iii) 274,505 shares of Common Stock owned jointly by Mr. Gruverman and his wife, (iv)

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

Beneficial Ownership of Directors and Executive Officers

     The following table sets forth for current directors and each executive officer named in the Summary Compensation Table set forth in Item 11, the positions currently held by each person with the Company and the number and percentage of outstanding shares of Common Stock beneficially owned by each person and by all current directors and executive officers as a group as of April 29, 2002.

Positions and Offices with the Company(1)

Amount and Nature of Beneficial Ownership(2)(3)

Percent of Class

Irwin J. Gruverman	Chief Executive Officer,	1,822,115	(4)	24.56%
	Chairman of the Board of Directors, Secretary, and Treasurer
Robert P. Bruno	President, Chief Operating	157,050	(9)	*
	Officer, and Vice President Sales / Marketing
James N. Little	Director	66,250	(5)	*
Vincent B. Cortina	Director	51,250	(6)	*
Edward T. Paslawski	Director	24,375	(7)	*
Leo Pierre Roy	Director	24,375	(8)	*
All current directors and	—	2,145,415	(10)	28.91%
executive officers as a group (6 persons)

______________________

(1)              Each individual, except Mr. Bruno  is  also  a nominee for Director to be elected at the Meeting.

(2)              Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares.

(3)              Shares of Common Stock that a person has the right to acquire within 60 days of May 1, 2002, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.  Percentage ownership is based on 7,419,405 shares of Common Stock issued and outstanding on April 29, 2002.

(4)              Consists of (i) 121,300 shares of Common Stock, (ii) 226,250 shares of Common Stock subject to currently exercisable options, (iii) 274,505 shares of Common Stock owned jointly by Mr. Gruverman and his wife, (iv) 100,000 shares of Common Stock owned by his wife, (v) 100,000 Common Stock purchase warrants, and 1,000,000 shares of restricted Common Stock.  Mr. Gruverman disclaims beneficial ownership of the 100,000 shares of Common Stock owned by his wife.

(5)              Consists of 66,250 shares of Common Stock subject to currently exercisable options.

(6)              Consists of 51,250 shares of Common Stock subject to currently exercisable options.

(7)              Consists of 24,375 shares of Common Stock subject to currently exercisable options.

(8)            Consists of 24,375 shares of Common Stock subject to currently exercisable options.

(9)              Consists of 153,750 shares of Common Stock subject to currently exerciseable options, and 3,300 shares of Common Stock.

(10)          Includes 546,250 shares of Common Stock subject to currently exercisable options.  See footnotes 4 through 9 above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a consulting agreement with Mr. Cortina dated January 2, 2002 (the “Consultancy Agreement”). Pursuant to the Consultancy Agreement Mr. Cortina will assist the Company with the planning, marketing and sale of the Company’s patented and proprietary “Dual Stream” high-pressure mixer/reactor Microfluidizer® system  The Consultancy Agreement has an initial term of six (6) months and will automatically renew and  extend for an additional six month period unless earlier terminated by the Company. Mr. Cortina receives compensation under the Consultancy Agreement at a rate of $250 per day.

                The Company and G&G Diagnostics Corp. (“G&G”), a corporation of which Mr. Gruverman is the President, sole employee and sole stockholder, have entered into an agreement (the “Letter Agreement”) whereby G&G leases space from, and makes payments to, the Company for rent and direct expenses based on quarterly invoices provided by the Company.  The total amount paid to the Company by G&G for rent and reimbursement of expenses in 2000 was approximately $30,407, of which $9,000 was for services provided to G&G by an employee of the Company.

                During 2001, the Company leased a facility in South Haven, Michigan from B-2 Enterprises, Inc.  This entity is owned and controlled by Messrs. J.B. Jennings and Bret A. Lewis.  In 2001, the Company paid B-2 Enterprises, Inc. approximately $102,180 in rent.

                On August 14, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Epworth Manufacturing Company (“Epworth”) and Morehouse-COWLES, Inc. (“Morehouse”) pursuant to an Asset Purchase Agreement dated as of June 19, 1998 by and among the Company, Epworth and Morehouse.  Messrs. Jennings and Lewis (“Sellers”) are the only stockholders of both Epworth and Morehouse.  The purchased assets included cash and cash equivalents, accounts and notes receivables, inventories, machinery and equipment, intellectual property rights, furniture and fixtures and leasehold interests and improvements.  In accordance with the Asset Purchase Agreement, the Company paid or delivered to Sellers (i) $5,508,480 in cash, (ii) two subordinated promissory notes in the aggregate principal amount of $800,000, and (iii) 900,000 shares of the Company’s Common Stock, subject to the restrictions set forth in a Stockholders Agreement among the Company and Sellers dated August 14, 1998.  As of

December 31, 1999, the Company owed the Sellers $775,000.  The amount of consideration paid by the Company for the assets was determined by the Company’s Board of Directors based, in part, upon a fairness opinion provided to the Board of Directors by its financial advisor.

                On December 20, 1999 the Company signed an agreement in principle (the “Agreement In Principle”) with the Sellers.  The Agreement In Principle set forth understandings among the parties concerning restructuring of the Company’s subordinated debt and resolution of various disputes.  On January 17, 2000 a definitive settlement agreement incorporating these subject matters was executed between the parties (the “Settlement Agreement”).  Pursuant to this Settlement Agreement Sellers’ subordinated loans totaling $775,000 was restructured upon the closing of the new senior loan facility.  Such restructuring included all outstanding and unpaid interest and setoffs to such notes provided for under the terms of the August 14, 1998 Asset Purchase Agreement.  At the closing $500,000 of this debt was converted to 500,000 shares of Common Stock.  The Company retained the right to repurchase such shares for a 3 year period at a per share price of $1.75.  The remaining $300,000 was structured as a new subordinated promissory note with annual interest at 10%, with interest only being paid in the first year, and the principal together with interest then being amortized over 4 years starting in the second year.  A disputed lease between the Company and one of the Seller’s entities for property located in South Haven, Michigan, which was the subject of a suit to terminate filed by the Company, was voluntarily dismissed in return for the payment by the Company of a total of $58,000.  The initial payment in the amount of $30,000 was paid on January 19, 2000 upon execution of the Settlement Agreement and the balance on February 28, 2000.  Also on the latter date, the 500,000 shares of restricted Common Stock were issued to the Sellers as required by the Settlement Agreement in connection with the closing by the Company of a new senior credit facility as described below.  The Company dismissed with prejudice by joint stipulation its lawsuit to terminate the lease.  The Company and the Sellers executed a mutual release of liability related to the August 14, 1998 Asset Purchase Agreement.

                On February 28, 2000 the Company entered into a revolving credit and term loan agreement with National Bank of Canada (the “Lender”) providing the Company with a $4,475,000 three-year revolving credit and term loan facility (the “Credit Facility”).  As one of the Lender’s conditions precedent to the closing of the Credit Facility, the Company’s Chairman, Irwin Gruverman, at the closing of the Credit Facility, purchased an aggregate sum of 1,000,000 shares of restricted common stock of the Company for $250,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

	By:	/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer and
Chairman of the Board
April 29, 2002

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 29th day of April 2002.

Signature	Title	Date

/s/ Irwin J. Gruverman	Chief Executive Officer (Principal	April 29, 2002
Irwin J. Gruverman	Executive Officer, Chairman of the Board of Directors and Secretary)

/s/ James N. Little	Director	April 29, 2002
James N. Little

/s/ Vincent Cortina	Director	April 29, 2002
Vincent Cortina

/s/Leo Pierre Roy	Director	April 29,2002
Leo Pierre Roy

/s/Edward T. Paslawski	Director	April 29, 2002
Edward T. Paslawski