Form 10-Q
period 2002-03-31
MFIC CORP
filed 2002-05-15
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(617) 969-5452
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Registrant had 7,419,405 shares of Common Stock, par value $.01 per share, outstanding on May 8, 2002.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$61,614	$87,386
Accounts receivable (less allowance for doubtful accounts of $49,433 at March 31, 2002 and $38,248 at December 31, 2001)	2,277,696	2,707,136
Other receivables	37,250	50,798
Notes receivable — current	16,429	17,798
Inventories	4,011,522	3,962,745
Prepaid expense	133,201	180,687
Other current assets	91,669	134,190
Total current assets	6,629,381	7,140,740
Property
Furniture, fixtures and office equipment	195,383	194,365
Machinery and equipment	470,275	459,880
Leasehold improvements	126,849	126,849
	792,507	781,094
Less: accumulated depreciation and amortization	(278,654)	(221,331)
Net property and equipment	513,853	559,763
Notes receivable — long term	83,511	88,988
Goodwill (net of accumulated amortization of $1,403,050 at both March 31, 2002 and December 31, 2001 and a charge for goodwill impairment of $2,661,409 at March 31, 2002.)	2,100,000	4,761,409
Patents, licenses and other intangible assets (net of accumulated amortization of $681,646 at March 31, 2002 and $662,085 at December 31, 2001)	68,930	88,491
Total assets	$9,395,675	$12,639,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,133,800	$2,535,792
Accounts payable and accrued expenses	1,711,947	1,989,148
Accrued interest — related party	31,183	44,635
Accrued compensation and vacation pay	79,068	109,619
Customer advances	621,011	536,867
Current portion of note payable	95,004	95,004
Current portion of long term debt — related party	75,000	75,000
Notes payable, other	350,000	350,000
Total current liabilities	5,097,013	5,736,065
Long term debt, net of current portion — related party	137,500	162,500
Term note, net of current portion	129,988	153,739
Stockholders’ equity:
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,661,481 and 7,643,981 shares issued at March 31, 2002 and at December 31, 2001, respectively	76,615	76,440

Additional paid-in-capital	12,922,126	12,916,876
Accumulated deficit	(8,279,866)	(5,718,528)

Less: Treasury stock, at cost, 260,446 shares at both March 31, 2002 and December 31, 2001, respectively	(687,701)	(687,701)
Total stockholders’ equity	4,031,174	6,587,087
Total liabilities and stockholders’ equity	$9,395,675	$12,639,391

See notes to condensed consolidated financial statements

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	(Unaudited)
	2002	2001
Revenues	$3,581,320	$4,449,624
Cost of goods sold	1,910,375	2,222,538
Gross profit	1,670,945	2,227,086

Operating expenses:
Research and development	259,802	175,736
Selling	732,126	696,653
General and administrative	533,173	775,117

Total operating expenses	1,525,101	1,647,506

Income from operations	145,844	579,580
Interest income	1,797	—
Interest expense	(47,394)	(82,525)
Net income from operations before cumulative effect of accounting change	100,247	497,055
Cumulative effect of accounting change	2,661,409	—
Net (loss) income after cumulative effect of accounting change	$(2,561,162)	$497,055
Weighted average number of common and common equivalent shares outstanding:
Basic	7,389,368	7,366,670
Diluted	7,389,368	7,593,936

Net income per share prior to cumulative effect of accounting change:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

Cumulative effect of accounting change:	$(0.36)	$—
Net income per share after cumulative effect of accounting change:
Basic	$(0.35)	$.07
Diluted	$(0.35)	$.07

See notes to condensed consolidated financial statements

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	(Unaudited)
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(2,561,162)	$497,055
Adjustments to reconcile net income to net cash used in operating activities:
Change in accounting principle: Impairment of Goodwill	2,661,409	—
Depreciation and amortization	76,884	188,702
Loss (gain) on sale of fixed assets	4,081	(16,434)
Bad debt expense	11,185	—
Changes in assets and liabilities:
Trade and other receivables	438,649	(520,372)
Inventories	(48,777)	22,775
Prepaid expenses	47,486	50,094
Other current assets	42,521	(35,455)
Current liabilities	(237,060)	(518,948)
Net cash provided by (used in) operating activities:	435,216	(332,583)

Cash flows from investing activities:
Proceeds from sales of fixed assets	28,124	22,125
Purchase of fixed assets	(43,619)	(11,731)
Net cash (used in) provided by investing activities:	(15,495)	10,394

Cash flows from financing activities:
Payment of subordinated debt — related party	(25,000)	(6,250)
Payments on term note	(23,751)	(23,751)
(Payment of) Proceeds from line of credit	(401,992)	167,851
Issuance of common stock under employee stock option plan	5,250	9,151
Net cash (used in) provided by financing activities:	(445,493)	147,001

Net decrease in cash and cash equivalents	(25,772)	(175,188)

Cash and cash equivalents beginning of period	87,386	286,355

Cash and cash equivalents end of period	$61,614	$111,167

See notes to condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.)            ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Microfluidics and MediControl.  All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company’s financial position and the results of operations.  These results are not necessarily indicative of the results to be expected for the entire year.

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended December 31, 2001.  The Company has made no changes to these policies during this quarter.

2.)            INVENTORIES

The components of inventories on the following dates were:

	March 31, 2002	December 31, 2001
Raw Material	$2,626,733	$2,841,475
Work in Progress	327,524	195,644
Finished Goods	1,057,265	925,626
Total	$4,011,522	$3,962,745

3.)            EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share, for all periods presented.  In accordance with SFAS No. 128, basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three months ended
	March 31, 2002	March 31, 2001

Shares for computation of basic net income per share	7,389,368	7,366,670
Effect of dilutive stock options and options and warrants	—	227,266
Shares for computation of diluted net income per share	7,389,368	7,593,936

4.)  NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company made an assessment of the goodwill valuation, and based on that recorded a charge of $2,661,409 in the three month period ended March 31, 2002.

On January 1, 2002, The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the Company’s principal implementation issues. The adoption of this statement did not have a material impact on the Company's financial statements.

5.)  LINE OF CREDIT

At December 31, 2001, the Company was not in compliance with certain covenants of its' revolving line of credit agreement.  On January 16, 2002, the United States portion of National Bank of Canada’s operations and its loan portfolio was sold to PNC Bank.  The Company received a waiver of these violations from PNC Bank for the year ended December 31, 2001.  On March 29, 2002, The Company and PNC Bank agreed on a revised set of covenants for fiscal 2002 and entered into a Second Amendment to the Revolving Credit and Term Loan Agreement, which The Company was in compliance with on March 31, 2002.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. At March 31, 2002, the outstanding balance on the Revolving Credit Line was $2,133,800, having an interest rate of 5.25%. The balance outstanding on the term loan was $224,992, at an interest rate of 5.50%.

6. GOODWILL

As discussed in Note 4, in January 2002, the Company adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, noncash charge of $2,661,409 to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of the Morehouse-cowles Division in 1998.

MFIC CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

1.             RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 2002 were $3,581,320, as compared to revenues of $4,449,624 for the three months ended March 31, 2001, representing a decrease of $868,304, or 20%. The decrease during this period is due to a decrease in sales of machines of approximately $845,000.

Cost of goods sold for the three months ended March 31, 2002 was $1,910,375 or 53% of revenue, compared to $2,222,538 or 50% of revenue, for the three months ended March 31, 2001. The decrease in cost of goods sold in absolute dollars for the three months ended March 31, 2002, reflects the overall decrease in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended March 31, 2002 were $1,525,101 or 43% of revenue, as compared to $1,647,506 or 37% of revenue, for the three months ended March 31, 2001 which is a decrease of approximately $122,000 or 7%.

Research and development expenses for the three months ended March 31, 2002 were $259,802 compared to $175,736 for the three months ended March 31, 2001, an increase of $84,066 or 48%.  The increase in research and development expenses was primarily due to an increase in payroll of approximately $63,000, and an increase in research and development costs of approximately $13,000.

Selling expenses for the three months ended March 31, 2002 increased approximately $35,000 or 5%, compared to the three months ended March 31, 2001 from $696,653 to $732,126.  The increase is primarily attributable to increases in payroll costs of approximately $39,000, an increase in media selling costs of approximately $55,000, and an increase in advertising costs of approximately $15,000, offset by a decrease in commission expenses of approximately $80,000.

For the three months ended March 31, 2002, general and administrative expenses decreased by approximately $242,000 to $533,173 from $775,117.  The decrease in general and administrative expenses is principally due to a decrease in professional fees of approximately $72,000, a decrease in media selling costs of approximately $93,000, and a decrease in amortization of Goodwill of approximately $106,000, partially offset by an increase of approximately $17,000 in consultant expenses.

Interest expense for the three months ended March 31, 2002 decreased $35,131 or 43%, to $47,394 from $82,525 for the three months ended March 31, 2001.  The overall decrease is due primarily to a reduction in the interest rate paid.

2.             LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $435,216 and used cash of $332,583 from operations for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, the Company’s principal operating cash requirements were to fund its increase in inventory and decrease in current liabilities, offset by a decrease in trade and other receivables, other current assets, prepaid expenses, and net income from operations. For the three months ended March 31, 2001, the Company’s principal operating cash requirements were to fund its increase in trade and other receivables, other current assets, and a decrease in current liabilities, offset by net income from operations, and a decrease in prepaid expenses and inventories.

The Company used cash of $15,495 and generated cash of $10,394 from investing activities for the three months ended March 31, 2002 and 2001, respectively.  Net cash used for investing activities for the three months ended March 31, 2002 included proceeds from the sale of fixed assets, offset by the purchase of capital equipment. Net cash provided by investing activities for the three months ended March 31, 2001 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment.  As of March 31, 2002, the Company had no material commitments for capital expenditures.

The Company used cash of $445,493 for the three months ended March 31, 2002, consisting of payments on the line of credit, the term note and subordinated debt, offset by proceeds from the issuance of common stock.  The Company generated cash of $147,001 for the three months ended March 31, 2001, consisting of the proceeds from the line of credit, and proceeds from the issuance of common stock, offset by the payment of both the term note and subordinated debt.

As of March 31, 2002, the Company had $61,614 in cash and cash equivalents, compared to $111,167 as of March 31, 2001.

On February 28, 2000, the Company entered into a revolving credit and term loan agreement (the “Credit Facility”) with National Bank of Canada (the “Bank”), providing the Company with a $4,475,000 three-year revolving credit and term loan facility.

As previously discussed in the accompanying financial statements, the Company notified the bank that it was in violation of the tangible net worth and liabilities to worth ratio covenants contained in the Credit Facility for the quarter ended March 31, 2001.  On April 13, 2001, the Company received a waiver of these violations from the Bank, but is required to meet all covenant requirements thereafter.  The Company’s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by The Company’s ability to achieve future compliance with the financial covenants.  Given the terms of the financial covenants and historical results, it is at least reasonably possible that the Company may be in violation of the financial covenants in the future.  Management of the Company has executed plans for a return to profitability, including the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.             NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairment of goodwill.  The Company has made an assessment of the goodwill valuation, and as a result the Company recorded a charge of $2,661,409 in the first quarter ended March 31, 2002.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issues. The adoption of this statement did not have a material impact on the Company’s financial statements.

4.             BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® or Zinger® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to comply with the covenants and terms of the Company’s loan agreement with its senior lender, and (iii) the impact of recording a charge of $2,661,409 relating to impairment of goodwill.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $2,360,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $4,000 negative effect on the Company’s earnings and cash flows on a quarterly basis.

MFIC CORPORATION

PART II — OTHER INFORMATION

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

                            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC  CORPORATION

/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2002