Form 10-Q
period 2002-06-30
MFIC CORP
filed 2002-08-12
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Registrant had 7,444,618 shares of common stock, par value $.01 per share, outstanding on August 8, 2002.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$185,834	$87,386
Accounts receivable (less allowance for doubtful accounts of $50,636 at June 30, 2002 and $38,248 at December 31, 2001)	2,761,744	2,707,136
Other receivables	35,110	50,798
Inventories	4,139,173	3,962,745
Prepaid expenses	291,985	180,687
Other current assets	66,310	134,190
Note receivable - current	17,798	17,798
Total current assets	7,497,954	7,140,740
Property
Furniture, fixtures and office equipment	257,240	194,365
Machinery and equipment	403,956	459,880
Leasehold improvements	126,849	126,849
Total property	788,045	781,094
Less: accumulated depreciation & amortization	(287,167)	(221,331)
Net property and equipment	500,878	559,763
Note receivable - long term	79,404	88,988
Goodwill (net of accumulated amortization and a charge for Goodwill Impairment of $4,064,459 and $1,403,050 at June 30, 2002 and December 31, 2001, respectively)	2,100,000	4,761,409
Patents, licenses and other intangible assets (net of accumulated amortization of $710,858 at June 30, 2002 and $662,085 at December 31, 2001)	61,836	88,491
Total assets	$10,240,072	$12,639,391

See notes to condensed consolidated financial statements.

	June 30, 2002	December 31, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$2,646,414	$2,535,792
Accounts payable and accrued expenses	2,070,144	1,989,148
Accrued interest – related party	24,085	44,635
Accrued compensation and vacation pay	80,180	109,619
Customer advances	575,810	536,867
Current portion of long term debt-related party	75,000	75,000
Current portion of note payable	95,004	95,004
Notes payable – other	350,000	350,000
Total current liabilities –	5,916,637	5,736,065
Term note – net of current portion	106,237	153,739
Long term debt – net of current portion – related party	118,750	162,500
Stockholders’ equity
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,692,352 and 7,643,981 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	76,740	76,440
Additional paid-in capital	12,933,669	12,916,876
Accumulated deficit	(8,224,260)	(5,718,528)
Less: Treasury stock, at cost, 260,446 shares at both June 30, 2002 and December 31, 2001, respectively	(687,701)	(687,701)
Total stockholders’ equity	4,098,448	6,587,087
Total liabilities and stockholders’ equity	$10,240,072	$12,639,391

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,644,754	$3,436,749	$7,226,074	$7,886,373
Cost of goods sold	2,093,738	1,964,361	4,004,113	4,186,899
Gross profit	1,551,016	1,472,388	3,221,961	3,699,474
Operating expenses:
Selling	770,657	767,514	1,502,783	1,464,167
Research and development	182,654	195,646	442,456	371,382
General and administrative	498,511	561,771	1,031,684	1,230,888
Amortization of goodwill	—	106,000	—	212,000
Total operating expenses	1,451,822	1,630,931	2,976,923	3,278,437
Other:
Loss on sale of Ball Mill operation	—	53,142	—	53,142
Income (loss) from operations	99,194	(211,685)	245,038	367,895
Interest income	1,137	1,783	2,934	1,783
Interest expense	(44,900)	(75,671)	(92,294)	(158,196)
Net income (loss) before cumulative effect of accounting change	55,431	(285,573)	155,678	211,482
Cumulative effect of accounting change	—	—	(2,661,409)	—
Net income (loss)	$55,431	$(285,573)	$(2,505,731)	$211,482
Weighted average number of common and common equivalent shares outstanding:
Basic	7,427,379	7,366,670	7,408,554	7,366,534
Diluted	7,486,236	7,366,670	7,408,554	7,640,409
Net income per share prior to cumulative effect of accounting change:
Basic	$0.01	$(0.04)	$0.02	$0.03
Diluted	$0.01	$(0.04)	$0.02	$0.03
Cumulative effect of accounting change	$—	$—	$(0.36)	$—
Net income (loss) per share after cumulative effect of accounting change:
Basic	$0.01	$(0.04)	$(0.34)	$0.03
Diluted	$0.01	$(0.04)	$(0.34)	$0.03

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2002	Six months ended June 30, 2001
Cash flows from operating activities:
Net (loss) income	$(2,505,731)	$211,482
Adjustments to reconcile net income to net cash used in operating activities:
Change in accounting principle: Impairment of Goodwill	2,661,409	—
Depreciation and amortization	145,599	372,098
Gain on sale of fixed assets	(19,143)	(30,429)
Bad debt expense	12,388	—
Loss on sale of Ball Mill Repair Business assets	—	53,142
Changes in assets and liabilities:
Trade and other receivables	(41,726)	182,716
Inventories	(176,428)	(130,865)
Prepaid expenses	(111,298)	(110,625)
Other current assets	45,762	(174,702)
Current liabilities	69,950	(526,119)
Net cash provided by (used in) in operating activities:	80,782	(153,302)

Cash flows from investing activities:
Issuance of note receivable in connection with sale of Ball Mill operation	—	(115,000)
Proceeds from note receivable	—	1,369
Proceeds from sales of fixed assets	55,125	36,120
Purchase of fixed assets	(73,922)	(103,113)
Proceeds from sale of Ball Mill repair business assets (net of selling expenses of $40,000)	—	160,000
Net cash (used in) investing activities	(18,797)	(20,624)

Cash flows from financing activities:
Payment of subordinated debt – related party	(43,750)	(25,000)
Proceeds from (payment of) line of credit	110,622	(49,060)
Payments on term note	(47,502)	(47,502)
Issuance of common stock under employee stock option plan	5,425	7,031
Issuance of restricted common stock	11,668	—
Issuance of common stock under employee stock purchase plan	—	9,151
Treasury stock purchased	—	(7,031)
Net cash provided by (used in) financing activities	36,463	(112,411)
Net decrease in cash and cash equivalents	98,448	(286,337)
Cash and cash equivalents at beginning of period	87,386	286,355
Cash and cash equivalents at end of period	$185,834	$18

See notes to condensed consolidated financial statements.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended December 31, 2001.  The Company has made no changes to these policies during this quarter.

2.   INVENTORIES

The components of inventories on the following dates were:

	June 30, 2002	December 31, 2001
Raw Material	$2,541,068	$2,841,475
Work in Progress	538,242	195,644
Finished Goods	1,059,863	925,626
Total	$4,139,173	$3,962,745

3.   EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented.  In accordance with SFAS No. 128, basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Shares for computation of basic net income per share	7,427,739	7,366,670	7,408,554	7,366,534
Effect of dilutive stock options and options and warrants	58,497	—	—	273,875
Shares for computation of diluted net income per share	7,486,236	7,366,670	7,408,554	7,640,409

4.   NEW ACCOUNTING PRONOUNCEMENTS

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

5.   LINE OF CREDIT

At December 31, 2001, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement.  On January 16, 2002, the United States portion of National Bank of Canada’s operations and its loan portfolio was sold to PNC Bank N.A. The Company received a waiver of these violations from PNC Bank N.A. for the year ended December 31, 2001.  On March 29, 2002, The Company and PNC Bank N.A. agreed on a revised set of loan covenants for fiscal 2002, and entered into a Second Amendment to the Revolving Credit and Term Loan Agreement, which the Company was in compliance with both on March 31, 2002 and June 30, 2002.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. At June 30, 2002, the outstanding balance on the Revolving Credit Line was $2,646,414, having an interest rate of 5.25%. The balance outstanding on the term loan was $201,241, at an interest rate of 5.50%.

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

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   RESULTS OF OPERATIONS

Total Company revenues for the quarter ended June 30, 2002 were $3,644,754, as compared to revenues of $3,436,749 in the corresponding period last year, representing an increase of $208,005, or 6%.  For the six month period ended June 30, 2002, revenues decreased $660,299, or 8%, to $7,226,074 from $7,886,373 for the first six months of 2001.  The increase in revenue for the three months ended June 30, 2002 is due to an increase in sales of spare parts of approximately $316,000, offset by a decrease in the sale of machines of approximately $108,000.The decrease in revenue for the six month period ended June 30, 2002 is due to a decrease in the sale of machines of approximately $806,000, offset by an increase in the sales of spare parts of approximately $146,000.

Cost of goods sold for the three months ended June 30, 2002 was $2,093,738, or 57% of revenue, compared to $1,964,361, or 57% of revenue, for the same period last year.  For the six month period ended June 30, 2002, cost of goods sold was $4,004,113, or 55% of revenue, compared to $4,186,899 or 53% of revenue, for the comparable period in 2001.  The increase in cost of goods sold in absolute dollars for the three months ended June 30, 2002, reflects the increase in sales generated by the Company.  The decrease in cost of goods sold in absolute dollars for the six months ended June 30, 2002, reflects the decreases in sales generated by the Company.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended June 30, 2002 were $1,451,822 or 40% of revenue, as compared to $1,630,931 or 47% of revenue for the same period last year, which is a decrease of $179,109 or 11%.  Operating expenses for the six months ended June 30, 2002 were $2,976,923 or 42% of revenue, as compared to $3,278,437 or 42% of revenue, for the same period last year, a decrease of $301,514 or 10%.

Research and development expenses for the three months ended June 30, 2002 were $182,654 compared to $195,646 for the three months ended June 30, 2001, a decrease of $12,992 or 7%.  The decrease in research and development expenses was primarily due to the reduction of payroll costs of approximately $10,000.

Research and development expenses for the six months ended June 30, 2002 were $442,456 compared to $371,382 for the six months ended June 30, 2001, an increase of $71,074 or 20%.  The increase in research and development expenses was primarily due to an increase in payroll costs of approximately $70,000.

Selling expenses for the three months ended June 30, 2002 increased $3,143 or 1%, compared to the three months ended June 30, 2001, from $767,514 to $770,657. The principal increases in selling expenses were due to an increase in grinding media selling costs of approximately $42,000, offset by a reduction in payroll costs of approximately $27,000, and a decrease in commissions of approximately $13,000.

Selling expenses for the six months ended June 30, 2002 increased approximately $39,000 or 3% compared to the six months ended June 30, 2001, from $1,464,167 to $1,502,783. The increases were due principally to an increase in grinding media selling costs of approximately $97,000, an increase in advertising costs of approximately $23,000, and an increase in laboratory costs of approximately $37,000, partially offset by a decrease in commission expenses of approximately $93,000.

For the three months ended June 30, 2002, general and administrative expenses decreased by approximately $63,000 or 12%, from $561,771 to $498,511. The decrease in general and administrative expenses is principally due to a decrease in grinding media costs of approximately $91,000 offset by an increase in professional fees of approximately $37,000.

For the six months ended June 30, 2002, general and administrative expenses decreased by approximately $199,000 or 17%, from $1,230,888 to $1,031,684.  The decrease in general and administrative expenses is principally due to a decrease in grinding media costs of approximately $184,000, and a decrease in professional fees of approximately $35,000, partially offset by an increase in payroll costs of approximately $42,000.

Interest expense for the three months ended June 30, 2002 decreased approximately $31,000 or 41%, to $44,900 compared to $75,671 for the three months ended June 30, 2001. The overall decrease is due primarily to a reduction in the interest rate paid.

Interest expense for the six months ended June 30, 2002 decreased approximately $66,000, or 42%, to $92,294 from $158,196 for the six months ended June 30, 2001.  The decrease is due principally to a reduction of the interest rate paid.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $80,782 and used cash of $153,302 from operations for the six months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, the Company’s principal operating cash requirements were to fund its increase in inventory, prepaid expenses and trade and other receivables, offset by a decrease in other current assets and net income from operations.  For the six months ended June 30, 2001, the Company’s principal operating cash requirements were to fund its increase in inventories, prepaid expenses, and a decrease in current liabilities, offset by net income from operations, and a decrease in trade and other receivables.

The Company used cash of $18,797 and $20,624 in investing activities for the six months ended June 30, 2002 and 2001, respectively.  Net cash used for investing activities for both the six months ended June 30, 2002 and 2001, respectively included the purchase of capital equipment, offset by the proceeds from sales of fixed assets. As of June 30, 2002, the Company had no material commitments for capital expenditures.

The Company generated cash of $36,463 for the six months ended June 30, 2002, consisting of proceeds from the line of credit, and the issuance of common stock offset by the payment of both the term note and subordinated debt.  The Company used cash of $112,411 for the six months ended June 30, 2001, consisting of payments on the line of credit, the term note and subordinated debt, offset by proceeds from the issuance of common stock.

As of June 30, 2002, The Company had $185,834 in cash and cash equivalents, an increase of $98,448 from the December 31, 2001 balance of $87,386.

On February 28, 2000, the Company entered into a revolving credit and term loan agreement with National Bank of Canada (“Bank”), providing the Company with a $4,475,000 three-year revolving credit and term loan facility (“Credit Facility”).

At December 31, 2001, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement.  On January 16, 2002, the United States portion of National Bank of Canada’s operations and its loan portfolio was sold to PNC Bank N.A. The Company received a waiver of these violations from PNC Bank N.A. for the year ended December 31, 2001.  On March 29, 2002, The Company and PNC Bank N.A. agreed on a revised set of loan covenants for fiscal 2002, and entered into a Second Amendment to the Revolving Credit and Term Loan Agreement, which the Company was in compliance with both on March 31, 2002 and June 30, 2002.

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

The Company had approximately $2,848,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $7,500 negative effect on the Company’s earnings and cash flows, for the six months ended June 30, 2002.

MFIC CORPORATION

PART II - OTHER INFORMATION

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 20, 2002, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

1.               The election of, Irwin J. Gruverman, Vincent B. Cortina, Edward T. Paslawski, Leo Pierre Roy and James N. Little, as directors of the Company;

2.               The ratification of the board of director’s selection of Brown & Brown, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2002.

3.               To amend The Company’s 1988 Stock Plan, as described in the proxy statement dated May 17, 2002.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

Matter	For	Against	Abstain	Broker Nonvotes
Election of Mr. Gruverman	5,747,910	226,487	N/A	N/A
Election of Mr. Paslawski	5,911,260	63,137	N/A	N/A
Election of Mr. Cortina	5,910,860	63,537	N/A	N/A
Election of Mr. Roy	5,759,860	214,537	N/A	N/A
Election of Mr. Little	5,907,760	66,637	N/A	N/A
Selection of Brown & Brown LLP	5,959,197	6,000	9,200	N/A
Amend The Company’s 1988 Stock Plan	3,698,779	328,375	34,320	1,912,923

MFIC CORPORATION

PART II - OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 99.1 STATEMENT REQUIRED BY 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

/s/	Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2002