Form 10-Q
period 2002-09-30
MFIC CORP
filed 2002-11-12
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Registrant had 7,444,618 shares of common stock, par value $.01 per share, outstanding on November 8, 2002.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$166,682	$87,386
Accounts receivable (less allowance for doubtful accounts of $55,136 and $38,248 at September 30, 2002 and at December 31, 2001, respectively)	2,178,511	2,707,136
Other receivables	60,975	50,798
Inventories	4,100,558	3,962,745
Prepaid expenses	206,389	180,687
Other current assets	49,535	134,190
Note receivable – current	16,429	17,798
Total current assets	6,779,079	7,140,740
Property
Furniture, fixtures and office equipment	266,410	194,365
Machinery and equipment	431,576	459,880
Leasehold improvements	126,849	126,849
Total property	824,835	781,094
Less: accumulated depreciation & amortization	(337,177)	(221,331)
Net property and equipment	487,658	559,763
Note receivable – long term	75,297	88,988
Goodwill (net of accumulated amortization of $4,064,459 and $1,403,050 at September 30, 2002 and December 31, 2001, respectively and a charge for Goodwill impairment of $2,661,409 at March 31, 2002)	2,100,000	4,761,409
Patents, licenses and other intangible assets (net of accumulated amortization of $729,284 at September 30, 2002 and $662,085 at December 31, 2001)	60,728	88,491
Total assets	$9,502,762	$12,639,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$2,345,210	$2,535,792
Accounts payable and accrued expenses	1,846,213	1,989,148
Accrued interest – related party	19,292	44,635
Accrued compensation and vacation pay	81,442	109,619
Customer advances	383,818	536,867
Current portion of long term debt—related party	75,000	75,000
Current portion of note payable	95,004	95,004
Notes payable – other	350,000	350,000
Total current liabilities –	5,195,979	5,736,065
Term note – net of current portion	82,486	153,739
Long term debt – net of current portion – related party	100,000	162,500
Stockholders’ equity
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,705,064 and 7,643,981 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	77,050	76,440
Additional paid-in capital	12,945,521	12,916,876
Accumulated deficit	(8,210,573)	(5,718,528)
Less: Treasury stock, at cost, 260,446 shares at both September 30, 2002 and December 31, 2001, respectively	(687,701)	(687,701)
Total stockholders’ equity	4,124,297	6,587,087
Total liabilities and stockholders’ equity	$9,502,762	$12,639,391

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,599,687	$3,753,750	$10,825,761	$11,640,123
Cost of goods sold	2,029,248	2,104,513	6,033,361	6,291,412
Gross profit	1,570,439	1,649,237	4,792,400	5,348,711
Operating expenses:
Selling	733,427	833,926	2,236,210	2,298,093
Research and development	202,465	249,323	644,921	620,705
General and administrative	575,398	655,039	1,607,082	1,885,927
Amortization of goodwill	—	105,000	—	317,000
Total operating expenses	1,511,290	1,843,288	4,488,213	5,121,725
Other:
Loss on sale of Ball Mill operation	—	—	—	53,142
Income (loss) from operations	59,149	(194,051)	304,187	173,844
Interest income	2,285	3,168	5,219	4,951
Interest expense	(47,748)	(49,282)	(140,042)	(207,478)
Net income (loss) before cumulative effect of accounting change	13,686	(240,165)	169,364	(28,683)
Cumulative effect of accounting change	—	—	(2,661,409)	—
Net income (loss)	$13,686	$(240,165)	$(2,492,045)	$(28,683)
Net income per share prior to cumulative effect of accounting change:
Basic	$0.00	$(0.03)	$0.02	$0.00
Diluted	$0.00	$(0.03)	$0.02	$0.00
Cumulative effect of accounting change	$—	$—	$(0.36)	$—
Net income (loss) per share after cumulative effect of accounting change:
Basic	$0.00	$(0.03)	$(0.34)	$0.00
Diluted	$0.00	$(0.03)	$(0.34)	$0.00
Weighted average number of common and common equivalent shares outstanding:
Basic	7,444,618	7,383,535	7,420,575	7,372,292
Diluted	7,463,171	7,383,535	7,420,575	7,372,292

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(2,492,045)	$(28,683)
Adjustments to reconcile net income to net cash used in operating activities:
Change in accounting principle: Impairment of Goodwill	2,661,409	—
Depreciation and amortization	228,525	553,583
Gain on sale of fixed assets	(32,279)	(30,429)
Bad debt expense	16,888	18,000
Loss on sale of Ball Mill Repair Business assets	—	53,142
Changes in assets and liabilities:
Trade and other receivables	516,620	(62,580)
Inventories	(137,813)	(449,080)
Prepaid expenses	(25,702)	(119,931)
Other current assets	45,219	(198,007)
Current liabilities	(349,504)	129,207
Net cash provided by (used in) in operating activities:	431,318	(134,778)

Cash flows from investing activities:
Issuance of note receivable in connection with sale of Ball Mill operation	—	(115,000)
Proceeds from note receivable	—	5,476
Proceeds from sales of fixed assets	75,125	36,120
Purchase of fixed assets	(132,067)	(147,442)
Proceeds from sale of Ball Mill repair business assets (net of selling expenses of $40,000)	—	160,000
Net cash used in investing activities	(56,942)	(60,846)

Cash flows from financing activities:
Payment of subordinated debt – related party	(62,500)	(68,750)
Proceeds from (payment of) line of credit	(190,582)	98,867
Payments on term note	(71,253)	(131,253)
Issuance of common stock under employee stock option plan	6,006	7,031
Issuance of restricted common stock	11,668	—
Issuance of common stock under employee stock purchase plan	11,581	18,492
Treasury stock purchased	—	(7,031)
Net cash used in financing activities	(295,080)	(82,644)
Net increase (decrease) in cash and cash equivalents	79,296	(278,268)
Cash and cash equivalents at beginning of period	87,386	286,355
Cash and cash equivalents at end of period	$166,682	$8,087

See notes to condensed consolidated financial statements.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

MFIC Corporation (MFIC or the Company), through its wholly-owned subsidiaries, Microfluidics Corporation (Microfluidics) and MediControl Corporation (MediControl), as well as its operating division, Morehouse-COWLES and Microfluidics, specialize in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer® materials processor systems are produced at the Microfluidics Division, while dispersers, dissolvers, colloid mills, horizontal media and vertical media mills are produced at the Morehouse-COWLES Division.  The Morehouse-COWLES Division also sells and distributes grinding media.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Microfluidics and MediControl.  All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K, for the year ended December 31, 2001.

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

2.  INVENTORIES

The components of inventories on the following dates were:

	September 30, 2002	December 31, 2001
Raw Material	$2,546,704	$2,841,475
Work in Progress	543,764	195,644
Finished Goods	1,010,090	925,626
Total	$4,100,558	$3,962,745

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

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Shares for computation of basic net income per share	7,444,618	7,383,535	7,420,575	7,372,292
Effect of dilutive stock options and options and warrants	18,553	—	—	—
Shares for computation of diluted net income per share	7,463,171	7,383,535	7,420,575	7,372,292

4.  NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairment of goodwill.  The Company made an assessment of the goodwill valuation, and based on that recorded a charge of $2,661,409 for the three month period ended March 31, 2002.

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

The Financial Accounting Standards Board, (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged.  The Company plans to adopt SFAS No. 145 on January 1, 2003 and does not believe adopting SFAS No. 145 will have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value.  The principal reason for issuing SFAS No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability.  SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities.  SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  Early application is encouraged; however, previously issued financial statements may not be restated.  An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146.

5. LINE OF CREDIT

At December 31, 2001, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement.  On January 16, 2002, the United States portion of National Bank of Canada’s (the “Lender”) operations and its loan portfolio was sold to PNC Bank N.A. (the “Successor Lender”).  The Company received a waiver of these violations from the “Successor Lender” for the year ended December 31, 2001.  On March 29, 2002, The Company and the Successor Lender agreed on a revised set of loan covenants for fiscal 2002, and entered into a Second Amendment to the Revolving Credit and Term Loan Agreement, which the Company was in compliance with on March 31, 2002, June 30, 2002, and September 30, 2002.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. At September 30, 2002, the outstanding balance on the Revolving Credit Line was $2,345,210, having an interest rate of 5.25%. The balance outstanding on the term loan was $177,490, at an interest rate of 5.50%.

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

7.  SUBSEQUENT EVENTS

The Company had a promissory note in the amount of $350,000 due to be paid on October 20, 2002.  On October 8, 2002, the Company requested that the payee grant an extension to the Company for a period of forty-five (45) days to December 4, 2002.  The payee accepted this request in exchange for the Company’s provision of a partial prepayment in the amount of $125,000 to be applied towards the reduction of principal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  RESULTS OF OPERATIONS

Total Company revenues for the quarter ended September 30, 2002 were $3,599,687, as compared to revenues of $3,753,750 in the corresponding period last year, representing a decrease of $154,063, or 4%. For the nine month period ended September 30, 2002, revenues decreased $814,632, or 7%, to $10,825,761 from $11,640,123 for the first nine months of 2001.  The decrease in revenue for the three months ended September 30, 2002 is due to an increase in sales of spare parts of approximately $99,000, offset by a decrease in the sale of machines of approximately $253,000.The decrease in revenue for the nine month period ended September 30, 2002 is due to a decrease in the sale of machines of approximately $992,000, offset by an increase in the sales of spare parts of approximately $178,000.

Cost of goods sold for the three months ended September 30, 2002 was $2,029,248, or 56% of revenue, compared to $2,104,513, or 56% of revenue, for the same period last year.  For the nine month period ended September 30, 2002, cost of goods sold was $6,033,361, or 56% of revenue, compared to $6,291,412 or 54% of revenue, for the comparable period in 2001.  The decrease in cost of goods sold in absolute dollars for both the three months ended September 30, 2002, and the nine months ended September 30, 2002, reflects the decreases in sales generated by the Company.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended September 30, 2002 were $1,511,290 or 42% of revenue, as compared to $1,843,288 or 49% of revenue for the same period last year, which is a decrease of $331,998 or 18%.  Operating expenses for the nine months ended September 30, 2002 were $4,488,213 or 41% of revenue, as compared to $5,121,725 or 44% of revenue, for the same period last year, a decrease of $633,512 or 12%.

Research and development expenses for the three months ended September 30, 2002 were $202,465 compared to $249,323 for the three months ended September 30, 2001, a decrease of $46,858 or 19%.  The decrease in research and development expenses was primarily due to the reduction of payroll costs of approximately $41,000.

Research and development expenses for the nine months ended September 30, 2002 were $644,921 compared to $620,705 for the nine months ended September 30, 2001, an increase of $24,216 or 4%. The increase in research and development expenses was primarily due to an increase in payroll costs of approximately $16,000, and an increase in research costs of approximately $5,000.

Selling expenses for the three months ended September 30, 2002 decreased $100,499 or 12%, compared to the three months ended September 30, 2001, from $833,926 to $733,427.The principal decreases in selling expenses were due to a reduction in payroll costs of approximately $56,000, and a decrease in commissions of approximately $52,000.

Selling expenses for the nine months ended September 30, 2002 decreased approximately $62,000 or 3% compared to the nine months ended September 30, 2001, from $2,298,093 to $2,236,210. The decreases were due principally to a decrease in commission expenses of approximately $41,000, and a decrease in payroll costs of approximately $49,000, partially offset by an increase in advertising costs of approximately $35,000.

For the three months ended September 30, 2002, general and administrative expenses decreased by approximately $80,000 or 12%, from $655,039 to $575,398. The decrease in general and administrative expenses is principally due to a decrease in grinding media costs of approximately $114,000 and a decrease in professional fees of approximately $32,000, partially offset by an increase in payroll costs of approximately $57,000.

For the nine months ended September 30, 2002, general and administrative expenses decreased by approximately $279,000 or 15%, from $1,885,927 to $1,607,082.  The decrease in general and administrative expenses is principally due to a decrease in grinding media costs of approximately $228,000, a decrease in professional fees of approximately $66,000, a decrease in consulting costs of approximately $28,000, and bad debt expense of approximately $12,000, partially offset by an increase in payroll costs of approximately $95,000.

Interest expense for the three months ended September 30, 2002 decreased approximately $1,500 or 3%, to $47,748 compared to $49,282 for the three months ended September 30, 2001. The overall decrease is due primarily to a reduction in the interest rate paid.

Interest expense for the nine months ended September 30, 2002 decreased approximately $67,000, or 33%, to $140,042, from $207,478 for the nine months ended September 30, 2001.  The decrease is due principally to a reduction of the interest rate paid.

2.              LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $431,318 and used cash of $134,778 from operations for the nine months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, the Company’s principal operating cash requirements were to fund its increase in inventory, prepaid expenses and decrease of current liabilities, offset by a decrease in trade and other receivables, other current assets, and net income from operations.  For the nine months ended September 30, 2001, the Company’s principal operating cash requirements were to fund its increase in inventories, prepaid expenses, other current assets, trade and other receivables, and a net loss from operations, partially offset by an increase in current liabilities.

The Company used cash of $56,942 and $60,846 in investing activities for the nine months ended September 30, 2002 and 2001, respectively.  Net cash used for investing activities for both the nine months ended September 30, 2002 and 2001, respectively included the purchase of capital equipment, offset by the proceeds from sales of fixed assets. As of September 30, 2002, the Company had no material commitments for capital expenditures.

The Company used cash of $295,080 and $82,644 in financing activities for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, the Company used cash for payments on the line of credit, the term note and subordinated debt, offset by proceeds from the issuance of common stock.    For the nine months ended September 30, 2001, the Company used cash for payments on the term note and subordinated debt, partially offset by proceeds from the line of credit and the issuance of common stock.

As of September 30, 2002, the Company had $166,682 in cash and cash equivalents, an increase of $79,296 from the December 31, 2001 balance of $87,386.

On February 28, 2000, the Company entered into a Revolving Credit and Term Loan Agreement with National Bank of Canada, providing the Company with a $4,475,000 three-year revolving credit and term loan facility (“Credit Facility”).

At December 31, 2001, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement.  On January 16, 2002, the United States portion of National Bank of Canada’s operations and its loan portfolio was sold to PNC Bank N.A. The Company received a waiver of these violations from PNC Bank N.A. for the year ended December 31, 2001.  On March 29, 2002, the Company and PNC Bank N.A. agreed on a revised set of loan covenants for fiscal 2002, and entered into a Second Amendment to the Revolving Credit and Term Loan Agreement, which the Company was in compliance with on March 31, 2002, June 30, 2002, and September 30, 2002.

The Company’s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants.  Given the terms of the financial covenants and historical results, it is at least reasonably possible that the Company will be in violation of the financial covenants in the future.  Management of the Company has executed plans to attempt to ensure attainment of  profitability, including the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans, or maintaining profitability after implementation.

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

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged.  The Company plans to adopt SFAS No. 145 on January 1, 2003 and does not believe adopting SFAS No. 145 will have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value.  The principal reason for issuing SFAS No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability.  SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities.  SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  Early application is encouraged; however, previously issued financial statements may not be restated.  An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146.

4.  BUSINESS OUTLOOK

The Company believes that this report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® or Zinger® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to comply with the covenants and terms of the Company’s loan agreement with its senior lender, and (iii) the impact of recording a charge of $2,661,409 relating to impairment of goodwill, and the potential impact of recording such further charges in the future.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $2,523,000 of variable rate borrowings outstanding under its Revolving Credit Agreement as amended.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $14,000 negative effect on the Company’s earnings and cash flows, for the nine months ended September 30, 2002.

ITEM 4.                             CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Based on his evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MFIC CORPORATION

PART II- OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2002

CERTIFICATION

I, Irwin J. Gruverman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MFIC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ Irwin J. Gruverman
	Name:	Irwin J. Gruverman
	Title:	Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Dennis P. Riordan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MFIC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ Dennis P. Riordan
Name: Dennis P. Riordan
Title: Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002