Form 10-Q
period 2003-03-31
MFIC CORP
filed 2003-05-13
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-11625

MFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2793022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Ossipee Road, P.O.Box 9101, Newton, Massachusetts 02464
(Address of Principal Executive Offices) (Zip Code)

(617)969-5452
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Registrant had 7,720,987 shares of Common Stock, par value $.01 per share, outstanding on May 8, 2003.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,788	$84,956
Accounts receivable (less allowance for doubtful accounts of $58,233 at March 31,2003 and $45,233 at December 31,2002)	2,190,514	2,458,108
Notes Receivable – current	16,429	16,429
Inventories	4,308,949	3,898,098
Prepaid expense	117,554	192,518
Other current assets	228,906	166,030
Total current assets	6,961,140	6,816,139
Property
Furniture, fixtures and office equipment	295,512	288,472
Machinery and equipment	451,379	397,359
Leasehold improvements	145,422	133,522
	892,313	819,353
Less: accumulated depreciation and amortization	(422,015)	(379,680)
Net property and equipment	470,298	439,673
Notes receivable –long term	67,083	71,190
Goodwill (net of accumulated amortization and impairment charges of $4,064,459 at both March 31, 2003 and December 31, 2002.)	2,100,000	2,100,000
Patents, licenses and other intangible assets (net of accumulated amortization of $300,935 at March 31,2003 and $299,985 at December 31, 2002)	58,828	59,778
Total assets	$9,657,349	$9,486,780

See notes to condensed consolidated financial statements

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,421,642	$2,681,987
Accounts payable and accrued expenses	2,009,170	1,899,113
Accrued interest – related party	11,230	14,980
Accrued compensation and vacation pay	102,679	158,119
Customer advances	548,634	320,224
Current portion of note payable	95,004	95,004
Current portion of long term debt-related party	75,000	75,000
Total current liabilities	5,263,359	5,244,427
Long term debt, net of current portion-related party	62,500	81,250
Term note, net of current portion	34,984	58,735
Stockholders’ equity: Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,720,987 and 7,705,064 shares issued at March 31, 2003 and at December 31,2002, respectively	77,210	77,051

Additional paid-in-capital	12,949,827	12,945,520
Accumulated deficit	(8,042,830)	(8,232,502)

Less: Treasury stock, at cost, 260,446 shares at both March 31, 2003 and December 31, 2002, respectively	(687,701)	(687,701)
Total stockholders’ equity	4,296,506	4,102,368
Total liabilities and stockholders’ equity	$9,657,349	$9,486,780

See notes to condensed consolidated financial statements

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	(Unaudited)
	2003	2002
Revenues	$3,787,183	$3,581,320
Cost of goods sold	2,092,322	1,910,375
Gross profit	1,694,861	1,670,945

Operating expenses:
Research and development	210,596	259,802
Selling	715,121	732,126
General and administrative	549,998	533,173

Total operating expenses	1,475,715	1,525,101

Income from operations	219,146	145,844
Interest income	2,089	1,797
Interest expense	31,563	47,394
Net income before cumulative effect of accounting change	189,672	100,247
Cumulative effect of accounting change	—	(2,661,409)
Net income (loss) after cumulative effect of accounting change	189,672	$(2,561,162)
Weighted average number of common and common equivalent shares outstanding:
Basic	7,455,233	7,389,368
Diluted	7,530,529	7,389,368

Net income per share prior to cumulative effect of accounting change:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Cumulative effect of accounting change:	$—	$(0.36)
Net income per share after cumulative effect of accounting change:
Basic:	$0.03	$(0.35)
Diluted	$0.03	$(0.35)

See notes to condensed consolidated financial statements

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	(Unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$189,672	$(2,561,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in accounting principle: Impairment of goodwill	—	2,661,409
Depreciation and amortization	63,749	76,884
(Gain) loss on sale of fixed assets	(23,500)	4,081
Bad debt expense	13,000	11,185
Changes in assets and liabilities:
Trade and other receivables	254,594	438,649
Inventories	(410,851)	(48,777)
Prepaid expenses	74,964	47,486
Other current assets	(62,876)	42,521
Current liabilities	279,277	(237,060)
Net cash provided by operating activities:	378,029	435,216

Cash flows from investing activities:
Proceeds from sale of fixed assets	23,500	28,124
Purchase of fixed assets	(93,424)	(43,619)
Net cash used in investing activities:	(69,924)	(15,495)

Cash flows from financing activities:
Payment of subordinated debt-related party	(18,750)	(25,000)
Payments on term note	(23,751)	(23,751)
Payment on bank line of credit	(260,345)	(401,992)
Proceeds from notes receivable	4,107	—
Issuance of common stock under employee stock purchase plan	4,466	5,250

Net cash used in financing activities:	(294,273)	(445,493)

Net increase (decrease) in cash and cash equivalents	13,832	(25,772)

Cash and cash equivalents beginning of period	84,956	87,386

Cash and cash equivalents end of period	$98,788	$61,614

See notes to condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.)                                   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

MFIC Corporation (MFIC or the Company), through its wholly-owned subsidiary, Microfluidics Corporation (Microfluidics), as well as its operating divisions, Morehouse-COWLES and Microfluidics, specialize in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer® materials processor systems are produced at the Microfluidics Division, while dispersers, dissolvers, colloid mills, horizontal media and vertical media mills are produced at the Morehouse-COWLES Division.  The Morehouse-COWLES Division also sells and distributes grinding media.  The Company also maintains a wholly owned subsidiary, Medi-Control Corporation, (Medi-Control), which has been inactive since 1996.

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

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended December 31, 2002.  The Company has made no changes to these policies during this quarter.

2.)                                   INVENTORIES

The components of inventories on the following dates were:

	March 31, 2003	December 31, 2002
Raw Material	$2,793,034	$2,507,487
Work in Progress	500,003	417,434
Finished Goods	1,015,912	973,177
Total	$4,308,949	$3,898,098

3.)                                   EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share, for all periods presented.  In accordance with SFAS No. 128, basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three months ended
	March 31, 2003	March 31, 2002

Shares for computation of basic net income per share	7,455,233	7,389,368
Effect of dilutive stock options And options and warrants	75,296	—
Shares for computation of Diluted net income per share	7,530,529	7,389,368

4.)                                   LINE OF CREDIT

At December 31, 2002, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement. The Company received a waiver of these violations for the year ended December 31, 2002. On February 19, 2003, the Company and PNC Bank entered into a third amendment to the original agreement extending the credit facility for an additional year until February 28, 2004, with no change to the revised covenants agreed upon under the second amendment to the agreement of March 29, 2002, which the Company was in compliance with on March 31, 2003.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. At March 31, 2003, the outstanding balance on the Revolving Credit Line was $2,421,642, having an interest rate of 5.25%. The balance outstanding on the term loan was $129,988, at an interest rate of 5.50%.

5.)                                   STOCK BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans.  Accordingly, no compensation expense has been recognized for its stock option plans.  During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.

	Three Months Ended March 31,
	2003	2002
Net earnings (loss), as reported	$189,672	$(2,561,162)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,367	85,179
Pro forma net earnings (loss)	$180,202	$2,901,880
Earnings per share:
Basic – as reported	$0.03	$(0.35)
Basic – pro forma	$0.02	$(0.39)
Diluted – as reported	$0.03	$(0.35)
Diluted – pro forma	$0.02	$(0.39)

MFIC CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.                                       RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 2003 were $3,787,183, as compared to revenues of $3,581,320 for the three months ended March 31, 2002, representing an increase of $205,863, or 6%. The increase during this period is due principally to an increase in sales of spare parts of approximately $310,000, offset by a decrease in the sale of machines of approximately $104,000.

Cost of goods sold for the three months ended March 31, 2003 was $2,092,322 or 55% of revenue, compared to $1,910,375 or 53% of revenue, for the three months ended March 31, 2002. The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2003, reflects the overall increase in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.

Total operating expenses for the three months ended March 31, 2003 were $1,475,715 or 39% of revenue, as compared to $1,525,101 or 43% of revenue, for the three months ended March 31, 2002, which is a decrease of approximately $50,000 or 3%.

Research and development expenses for the three months ended March 31, 2003 were $210,596 compared to $259,802 for the three months ended March 31, 2002, a decrease of $49,206 or 19%.  The decrease in research and development expenses was primarily due to a decrease in payroll and related costs of approximately $31,000, a decrease in patent amortization costs of approximately $6,000, and a decrease in research and development costs of approximately $3,000,

Selling expenses for the three months ended March 31, 2003 decreased approximately $17,000, compared to the three months ended March 31, 2002 from $732,126 to $715,121.  The decrease is primarily attributable to a decrease in payroll and related costs of approximately $25,000, a decrease in media selling costs of approximately $39,000, offset by an increase in travel and entertainment costs of approximately $19,000, and an increase in commission expenses of approximately $34,000.

For the three months ended March 31, 2003, general and administrative expenses increased by approximately $17,000 to

$549,998 from $533,173 at March 31, 2002.  The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $18,000, and other general cost reductions of approximately $14,000, partially offset by a decrease of approximately $15,000 in consultant expenses.

Interest expense for the three months ended March 31, 2003 decreased $15,831 or 33%, to $31,563 from $47,394 for the three months ended March 31, 2002.  The overall decrease is due to the paydown in December 2002 of a note payable, resulting in the reduction of interest expense.

2.                                       LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $378,029 and $435,216 from operations for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, the Company’s principal operating cash requirements were to fund its increase in inventory and other current assets, offset by an increase in current liabilities, a decrease in trade receivables, prepaid expenses, and net income from operations. For the three months ended March 31, 2002, the Company’s principal operating cash requirements were to fund its increase in inventory and decrease in current liabilities, offset by a decrease in trade receivables, other current assets, prepaid expenses, and net income from operations.

The Company used cash of $69,924 and $15,495 for investing activities for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by investing activities for the three months ended March 31, 2003 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment. Net cash used for investing activities for the three months ended March 31, 2002 included proceeds from the sale of fixed assets, offset by the purchase of capital equipment. As of March 31, 2003, the Company had no material commitments for capital expenditures.

The Company used cash of $294,273 for the three months ended March 31, 2003, consisting of payments on the line of credit, the term note, and subordinated debt, partially offset by proceeds from the issuance of common stock. The Company used cash of $445,493 for the three months ended March 31, 2002, consisting of payments on the line of credit, the term note and subordinated debt, offset by proceeds from the issuance of common stock.

As of March 31, 2003, the Company had $98,788 in cash and cash equivalents, compared to $61,614 as of March 31, 2002.

As of March 31, 2003, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with PNC Bank,

providing the Company with a $4,475,000 three-year revolving credit and term loan facility. On February 19, 2003, the Company and PNC Bank entered into a third amendment to the original agreement extending the credit facility for an additional year until February 28, 2004, with no change to the revised covenants agreed upon under the second amendment to the agreement of March 29, 2002.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.                                       FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® or Zinger® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $2,552,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $3,000 negative effect on the Company’s earnings and cash flows on a quarterly basis.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of a date within 90 days prior to the filing of this report (the “Evaluation Date”), the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), and they have concluded that the Company’s disclosure controls and procedures are effective to bring to their attention material information relating to the Company for the purposes of this report.  In addition, they have concluded that there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant differences and material weaknesses, subsequent to the Evaluation Date.

MFIC CORPORATION

PART II- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1                           Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

/s/ Irwin J. Gruverman

Irwin J. Gruverman

Chief Executive Officer

(Principal Executive Officer)

Date: May 8, 2003

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

Dated:  May 8, 2003

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

Dated:  May 8, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002