Form 10-Q
period 2003-06-30
MFIC CORP
filed 2003-08-04
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Registrant had 7,488,835 shares of common stock, par value $.01 per share, outstanding on July 30, 2003.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$83,097	$84,956
Accounts receivable (less allowance for doubtful accounts of $60,611 at June 30, 2003 and $45,233 at December 31, 2002)	2,182,937	2,458,108
Inventories	4,122,817	3,898,098
Prepaid expenses	164,835	192,518
Other current assets	187,591	166,030
Note receivable – current	16,429	16,429
Total current assets	6,757,706	6,816,139
Property
Furniture, fixtures and office equipment	314,375	288,472
Machinery and equipment	374,833	397,359
Leasehold improvements	149,949	133,522
Total property	839,157	819,353
Less: accumulated depreciation & amortization	(487,415)	(379,680)
Net property and equipment	351,742	439,673
Note receivable – long term	62,976	71,190
Goodwill	2,100,000	2,100,000
Patents, licenses and other intangible assets (net of accumulated amortization of $301,885 at June 30, 2003 and $299,985 at December 31, 2002)	57,878	59,778
Total assets	$9,330,302	$9,486,780

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,778,382	$2,681,987
Accounts payable and accrued expenses	1,519,085	1,899,113
Accrued interest – related party	7,912	14,980
Accrued compensation and vacation pay	132,263	158,119
Customer advances	116,527	320,224
Current portion of long term debt—related party	75,000	75,000
Current portion of note payable	95,004	95,004
Total current liabilities –	4,724,173	5,244,427
Term note – net of current portion	11,233	58,735
Long term debt – net of current portion – related party	43,750	81,250
Stockholders’ Equity
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,720,987 and 7,705,064 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	77,210	77,051
Additional paid-in-capital	12,949,827	12,945,520
Accumulated deficit	(7,788,190)	(8,232,502)
Less: Treasury stock, at cost, 260,446 shares at both June 30, 2003 and December 31, 2002, respectively	(687,701)	(687,701)
Total stockholders’ equity	4,551,146	4,102,368
Total liabilities and stockholders’ equity	$9,330,302	$9,486,780

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,155,283	$3,644,754	$7,942,466	$7,226,074
Cost of goods sold	2,178,830	2,093,738	4,271,152	4,004,113
Gross profit	1,976,453	1,551,016	3,671,314	3,221,961
Operating expenses:
Selling	869,639	770,657	1,584,760	1,502,783
Research and development	281,374	182,654	491,971	442,456
General and administrative	542,183	498,511	1,092,181	1,031,684
Total operating expenses	1,693,196	1,451,822	3,168,912	2,976,923
Income from operations	283,257	99,194	502,402	245,038
Interest income	2,411	1,137	4,500	2,934
Interest expense	(31,028)	(44,900)	(62,591)	(92,294)
Net income before cumulative effect of accounting change	254,640	55,431	444,311	155,678
Cumulative effect of accounting change	—	—	—	(2,661,409)
Net income (loss)	$254,640	$55,431	$444,311	$(2,505,731)
Weighted average number of common and common equivalent shares outstanding:
Basic	7,460,541	7,427,739	7,457,887	7,408,554
Diluted	7,596,056	7,486,236	7,577,542	7,408,554
Net income per share prior to cumulative effect of accounting change:
Basic	$0.03	$0.01	$0.06	$0.02
Diluted	$0.03	$0.01	$0.06	$0.02
Cumulative effect of accounting change	$—	$—	$—	$(0.36)
Net income (loss) per share after cumulative effect of accounting change:
Basic	$0.03	$0.01	$0.06	$(0.34)
Diluted	$0.03	$0.01	$0.06	$(0.34)

See notes to condensed consolidated financial statements.

MFIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flows from operating activities:
Net income (loss)	$444,311	$(2,505,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in accounting principle: Impairment of Goodwill	—	2,661,409
Depreciation and amortization	130,100	145,599
Gain on sale of fixed assets	(23,500)	(19,143)
Bad debt expense	15,378	12,388
Changes in assets and liabilities:
Trade and other receivables	259,793	(41,726)
Inventories	(224,719)	(176,428)
Prepaid expenses	27,683	(111,298)
Other current assets	(21,561)	45,762
Current liabilities	(616,649)	69,950
Net cash (used in) provided by operating activities:	(9,164)	80,782

Cash flows from investing activities:
Proceeds from sale of fixed assets	23,500	55,125
Purchase of fixed assets	(40,268)	(73,922)
Net cash used in investing activities	(16,768)	(18,797)

Cash flows from financing activities:
Payment of subordinated debt – related party	(37,500)	(43,750)
Proceeds from line of credit	96,395	110,622
Payments on term note	(47,502)	(47,502)
Proceeds from notes receivable	8,214
Issuance of common stock under employee stock purchase plan	4,466	5,425
Issuance of restricted common stock	—	11,668
Net cash provided by financing activities	24,073	36,463
Net (decrease) increase in cash and cash equivalents	(1,859)	98,448
Cash and cash equivalents at beginning of period	84,956	87,386
Cash and cash equivalents at end of period	$83,097	$185,834

See notes to condensed consolidated financial statements.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

MFIC Corporation (MFIC or the Company), through its wholly-owned subsidiary, Microfluidics Corporation (Microfluidics Division), as well as its operating division, Morehouse-COWLES, specialize in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer® materials processor systems are produced at the Microfluidics Division, while dispersers, dissolvers, colloid mills, horizontal media and vertical media mills are produced at the Morehouse-COWLES Division.  The Morehouse-COWLES Division also sells and distributes grinding media. The Company also maintains a wholly-owned subsidiary, MediControl Corporation (MediControl), which has been inactive since 1996.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Microfluidics and MediControl.  All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

2.  INVENTORIES

The components of inventories on the following dates were:

	June 30, 2003	December 31, 2002
Raw Material	$2,577,544	$2,507,487
Work in Progress	526,392	417,434
Finished Goods	1,018,881	973,177
Total	$4,122,817	$3,898,098

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

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Shares for computation of basic net income per share	7,460,541	7,427,739	7,457,887	7,408,554
Effect of dilutive stock options and options and warrants	135,515	58,497	119,655	—
Shares for computation of diluted net income per share	7,596,056	7,486,236	7,577,542	7,408,554

4.  LINE OF CREDIT

At December 31, 2002, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement (the “Agreement”). The Company received a waiver of these violations for the year ended December 31, 2002. On February 19, 2003, the Company and PNC Bank entered into a third amendment to the original Agreement extending the credit facility for an additional year until February 28, 2004, with no change to the revised covenants agreed upon under the second amendment to the Agreement of March 29, 2002, which the Company was in compliance with on June 30, 2003.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. At June 30, 2003, the outstanding balance on the Revolving Credit Line was $2,778,382, having an interest rate of 4.50%. The balance outstanding on the term loan was $106,237, at an interest rate of 4.75%.

5.  STOCK BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$254,640	$55,431	$444,311	$(2,505,731)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,641	85,180	5,008	170,359
Pro forma net earnings (loss)	$251,999	$(29,749)	$439,303	$(2,676,090)
Earnings per share:
Basic – as reported	$0.03	$0.01	$0.06	$(0.34)
Basic – pro forma	$0.03	$0.00	$0.06	$(0.39)
Diluted – as reported	$0.03	$0.01	$0.06	$(0.34)
Diluted – pro forma	$0.03	$0.00	$0.06	$(0.39)

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement does not result in any material change to the Company's existing reporting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  RESULTS OF OPERATIONS

Total Company revenues for the quarter ended June 30, 2003 were $4,155,283, as compared to revenues of $3,644,754 in the corresponding period in 2002, representing an increase of $510,529, or 14%. For the six month period ended June 30, 2003, revenues increased $716,392, or 10%, to $7,942,466 from $7,226,074 for the first six months of 2002.  The increase in revenue for the three months ended June 30, 2003 is due primarily to an increase in sales of machines of approximately $443,000. The increase in revenue for the six month period ended June 30, 2003 is due to an increase in the sale of machines of approximately $339,000, and an increase in the sales of spare parts of approximately $377,000.

Cost of goods sold for the three months ended June 30, 2003 was $2,178,830, or 52% of revenue, compared to $2,093,738 or 57% of revenue, for the same period last year.  For the six month period ended June 30, 2003, cost of goods sold was $4,271,152, or 54% of revenue, compared to $4,004,113 or 55% of revenue, for the comparable period in 2002.  The increase in cost of goods sold in absolute dollars for both the three and six months ended June 30, 2003, reflects the increase in sales generated by the Company.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended June 30, 2003 were $1,693,196 or 41% of revenue, as compared to $1,451,822 or 40% of revenue for the same period last year, which is an increase of $241,374 or 17%.  Operating expenses for the six months ended June 30, 2003 were $3,168,912 or 40% of revenue, as compared to $2,976,923 or 42% of revenue, for the same period last year, an increase of $191,989 or 6%.

Research and development expenses for the three months ended June 30, 2003 were $281,374 compared to $182,654 for the three months ended June 30, 2002, an increase of $98,720 or 54%.  The increase in research and development expenses was primarily due to an increase in payroll and related costs of approximately $57,000, an increase in research and development costs of approximately $50,000, partially offset by a decrease in consulting expense of approximately $10,000.

Research and development expenses for the six months ended June 30, 2003 were $491,971 compared to $442,456 for the six months ended June 30, 2002, an increase of $49,515 or 11%. The increase in research and development expenses was primarily due to an increase in payroll costs of approximately $26,000, an increase in research and development costs of approximately $48,000, partially offset by a decrease in patent amortization costs of approximately $12,000, and a decrease in consulting expense of approximately $10,000.

Selling expenses for the three months ended June 30, 2003 increased $98,982 or 13%, compared to the three months ended June 30, 2002, from $770,657 to $869,639. The principal increases in selling expenses were due to an increase in commission expenses of approximately $69,000, an increase in general overhead costs of approximately $19,000, and an increase in advertising expenses of approximately $15,000, partially offset by a decrease in grinding media selling costs of approximately $24,000.

Selling expenses for the six months ended June 30, 2003 increased approximately $82,000 or 6% compared to the six months ended June 30, 2002, from $1,502,783 to $1,584,760. The increases were due principally to an increase in commission expenses of approximately $103,000, an increase in laboratory costs of approximately $13,000, and an increase in advertising costs of approximately $6,000, partially offset by a decrease in grinding media selling costs of approximately $63,000.

For the three months ended June 30, 2003, general and administrative expenses increased by approximately $44,000 or 9%, from $498,511 to $542,183. The increase in general and administrative expenses is principally due to an increase in general overhead costs of approximately $50,000, an increase in salaries and related costs of approximately $24,000, and an increase in consultant fees of approximately $18,000, offset by a decrease in professional fees of approximately $38,000.

For the six months ended June 30, 2003, general and administrative expenses increased by approximately $60,000 or 6%, from $1,031,684 to $1,092,181.  The increase in general and administrative expenses is principally due to an increase in general overhead costs of approximately $61,000, an increase in salaries and related costs of approximately $27,000, partially offset by a decrease in professional fees of approximately $20,000.

Interest expense for the three months ended June 30, 2003 decreased approximately $14,000 or 31% to $31,028 compared to $44,900 for the three months ended June 30, 2002. The overall decrease is due primarily to the paydown in December 2002 of a note payable.

Interest expense for the six months ended June 30, 2003 decreased approximately $30,000, or 32%, to $62,591 from $92,294 for the six months ended June 30, 2002.  The decrease is due principally to the paydown in December 2002 of a note payable.

2.  LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $9,164 and generated cash of $80,782 from operations for the six months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003, the Company’s principal operating cash requirements were to fund its decrease in current liabilities, and increase in inventory, and other current assets, offset by a decrease in trade and other receivables and net income from operations.  For the six months ended June 30, 2002, the Company’s principal operating cash requirements were to fund its increase in inventories, prepaid expenses, and trade and other receivables, offset by net income from operations, and an increase in current liabilities.

The Company used cash of $16,768 and $18,797 in investing activities for the six months ended June 30, 2003 and 2002, respectively.  Net cash used for investing activities for both the six months ended June 30, 2003 and 2002, respectively included the purchase of capital equipment, offset by the proceeds from sales of fixed assets. As of June 30, 2003, the Company had no material commitments for capital expenditures.

For financing activities, the Company generated cash of $24,073 for the six months ended June 30, 2003, consisting of proceeds from the line of credit, proceeds from a note receivable, and the issuance of common stock, offset by payments on both the term note and subordinated debt.  The Company generated cash of $36,463 for the six months ended June 30, 2002, consisting of proceeds from the line of credit, and the proceeds from the issuance of common stock, offset by payments on the term note and subordinated debt.

As of June 30, 2003, the Company had $83,097 in cash and cash equivalents, a decrease of $1,859 from the December 31, 2002 balance of $84,956.

As of June 30, 2003, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with PNC Bank, N.A., providing the Company with a $4,475,000 three-year revolving credit and term loan facility. On February 19, 2003, the Company and PNC Bank, N.A. entered into a third amendment to the original agreement extending the credit facility for an additional year until February 28, 2004, with no change to the revised covenants agreed upon under the second amendment to the agreement of March 29, 2002.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.  FORWARD-LOOKING STATEMENTS

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

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is principally confined to its financial instruments. The Company’s financial instruments are generally not subjected to changes in market value as a result of changes in interest rates due to the short maturities of the instruments. The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt. The Company does not have significant exposure to fluctuations in foreign exchange rates.

The Company had approximately $2,885,000 of variable rate borrowings outstanding under its revolving credit agreement at June 30, 2003. A hypothetical 10% adverse change in interest rates for this variable rate debt would have had an approximate $3,000 negative effect on the Company’s earnings and cash flows on an annual basis.

ITEM 4.                              CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MFIC CORPORATION
PART II- OTHER INFORMATION

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 17, 2003, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

1.               The election of, Irwin J. Gruverman, Vincent B. Cortina, Edward T. Paslawski, Leo Pierre Roy and James N. Little, as directors of the Company;

2.               The ratification of the board of director’s selection of Brown & Brown, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2003.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

Matter	For	Against	Abstain	Broker Nonvotes
Election of Mr. Gruverman	5,838,059	25,067	N/A	N/A
Election of Mr. Paslawski	5,838,809	24,317	N/A	N/A
Election of Mr. Cortina	5,838,809	24,317	N/A	N/A
Election of Mr. Roy	5,838,809	24,317	N/A	N/A
Election of Mr. Little	5,838,809	24,317	N/A	N/A
Selection of Brown & Brown, LLP	5,836,706	13,400	13,020	N/A

MFIC CORPORATION

PART II- OTHER INFORMATION

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2003