Form 10-Q
period 2003-09-30
MFIC CORP
filed 2003-11-12
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Registrant had 7,516,962 shares of common stock, par value $.01 per share, outstanding on November 10, 2003.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104,080	$84,956
Accounts receivable (less allowance for doubtful accounts of $54,611 and $45,233 at September 30, 2003 and at December 31, 2002, respectively)	1,410,685	2,458,108
Inventories	4,156,104	3,898,098
Prepaid expenses	150,600	192,518
Other current assets	132,191	166,030
Note receivable – current	16,429	16,429
Total current assets	5,970,089	6,816,139
Property and equipment
Furniture, fixtures and office equipment	317,444	288,472
Machinery and equipment	384,553	397,359
Leasehold improvements	159,674	133,522
Total property and equipment	861,671	819,353
Less: accumulated depreciation & amortization	(552,815)	(379,680)
Net property and equipment	308,856	439,673
Note receivable – long term	58,869	71,190
Goodwill	2,100,000	2,100,000
Patents, licenses and other intangible assets (net of accumulated amortization of $302,835 at September 30, 2003 and $299,985 at December 31, 2002)	56,928	59,778
Total assets	$8,494,742	$9,486,780

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,236,331	$2,681,987
Accounts payable and accrued expenses	1,493,995	1,899,113
Accrued interest – related party	5,035	14,980
Accrued compensation	86,540	158,119
Customer advances	272,984	320,224
Current portion of long term debt—related party	75,000	75,000
Current portion of note payable	82,486	95,004
Total current liabilities –	4,252,371	5,244,427
Term note – net of current portion	0	58,735
Long term debt – net of current portion – related party	25,000	81,250
Stockholders’ equity
Common stock, par value $.01 per share, 20,000,000 shares authorized; 7,749,281 and 7,705,064 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	77,493	77,051
Additional paid-in capital	12,959,116	12,945,520
Accumulated deficit	(8,131,537)	(8,232,502)
Less: Treasury stock, at cost, 260,446 shares	(687,701)	(687,701)
Total stockholders’ equity	4,217,371	4,102,368
Total liabilities and stockholders’ equity	$8,494,742	$9,486,780

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,617,887	$3,599,687	$10,560,353	$10,825,761
Cost of goods sold	1,469,682	2,029,248	5,740,834	6,033,361
Gross profit	1,148,205	1,570,439	4,819,519	4,792,400
Operating expenses:
Selling	671,971	733,427	2,256,731	2,236,210
Research and development	293,361	202,465	785,332	644,921
General and administrative	501,686	575,398	1,593,867	1,607,082
Total operating expenses	1,467,018	1,511,290	4,635,930	4,488,213
(Loss) income from operations	(318,813)	59,149	183,589	304,187
Interest income	2,465	2,285	6,965	5,219
Interest expense	(26,998)	(47,748)	(89,589)	(140,042)
Net (loss) income before cumulative effect of accounting change	(343,346)	13,686	100,965	169,364
Cumulative effect of accounting change	—	—	—	(2,661,409)
Net (loss) income	$(343,346)	$13,686	$100,965	$(2,492,045)
Net (loss) income per share prior to cumulative effect of accounting change:
Basic and diluted	$(0.05)	$0.00	$0.01	$0.02
Cumulative effect of accounting change	$—	$—	$—	$(0.36)
Net (loss) income per share after cumulative effect of accounting change:
Basic and diluted	$(0.05)	$0.00	$0.01	$(0.34)
Weighted average number of common and common equivalent shares outstanding:
Basic	7,488,835	7,444,618	7,468,203	7,420,575
Diluted	7,488,835	7,463,171	7,661,476	7,420,575

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$100,965	$(2,492,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounting principle: Impairment of goodwill	—	2,661,409
Depreciation and amortization	196,449	228,525
Gain on sale of fixed assets	(23,500)	(32,279)
Bad debt expense	9,378	16,888
Changes in assets and liabilities:
Trade and other receivables	1,038,045	516,620
Inventories	(258,006)	(137,813)
Prepaid expenses	41,918	(25,702)
Other current assets	33,839	45,219
Current liabilities	(533,882)	(349,504)
Net cash provided by operating activities:	605,206	431,318

Cash flows from investing activities:
Proceeds from sales of property and equipment	23,500	75,125
Purchase of property and equipment	(62,782)	(132,067)
Net cash used in investing activities	(39,282)	(56,942)

Cash flows from financing activities:
Principal payment of subordinated debt – related party	(56,250)	(62,500)
Payment on line of credit	(445,656)	(190,582)
Principal payments on term note	(71,253)	(71,253)
Proceeds from note receivable	12,321	—
Proceeds from exercise of employee stock options	2,325	6,006
Proceeds from issuance of restricted common stock	—	11,668
Proceeds from issuance of common stock under employee stock purchase plan	11,713	11,581
Net cash used in financing activities	(546,800)	(295,080)
Net increase in cash and cash equivalents	19,124	79,296
Cash and cash equivalents at beginning of period	84,956	87,386
Cash and cash equivalents at end of period	$104,080	$166,682

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

2.  INVENTORIES

The components of inventories on the following dates were:

	September 30, 2003	December 31, 2002
Raw Material	$2,577,887	$2,507,487
Work in Progress	523,184	417,434
Finished Goods	1,055,033	973,177
Total	$4,156,104	$3,898,098

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

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Shares for computation of basic net income per share	7,488,835	7,444,618	7,468,203	7,420,575
Effect of dilutive stock options and warrants	—	18,553	193,273	—
Shares for computation of diluted net income per share	7,488,835	7,463,171	7,661,476	7,420,575

4.  LINE OF CREDIT

At December 31, 2002, the Company was not in compliance with certain covenants of its Revolving Line of Credit Agreement (the “Agreement”). The Company received a waiver of these violations for the year ended December 31, 2002. On February 19, 2003, the Company and PNC Bank entered into a third amendment to the original Agreement extending the credit facility for an additional year until February 28, 2004, with one change to the revised covenants agreed upon under the second amendment to the Agreement (the Amended Agreement) of March 29, 2002, regarding Restrictions on Indebtedness.  The Company was in compliance with the covenants on September 30, 2003.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. At September 30, 2003,

the outstanding balance on the Revolving Credit Line was $2,236,331, having an interest rate of 4.50%. The balance outstanding on the term loan was $82,486, at an interest rate of 4.75%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) earnings, as reported	$(343,346)	$13,686	$100,965	$(2,492,045)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,716	84,774	10,724	255,133
Pro forma (loss) net earnings	$(349,062)	$(71,088)	$90,241	$(2,747,178)
Earnings per share:
Basic and diluted – as reported	$(0.05)	$0.01	$0.01	$(0.34)
Basic and diluted – pro forma	$(0.05)	$0.00	$0.01	$(0.37)

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  RESULTS OF OPERATIONS

Total Company revenues for the quarter ended September 30, 2003 were $2,617,887, as compared to revenues of $3,599,687 in the corresponding period last year, representing a decrease of $981,800, or 27%. For the nine month period ended September 30, 2003, revenues decreased $265,408, or 2%, to $10,560,353 from $10,825,761 for the first nine months of 2002. The decrease in revenue for the three months ended September 30, 2003 is due to a decrease in sales of machines of approximately $632,000, and a decrease in the sale of spare parts of approximately $350,000. The decrease in revenue for the nine month period ended September 30, 2002 is due to a decrease in the sale of machines of approximately $314,000, offset by an increase in the sales of spare parts of approximately $48,000.

Cost of goods sold for the three months ended September 30, 2003 was $1,469,682, or 56% of revenue, compared to $2,029,248, or 56% of revenue, for the same period last year.  For the nine month period ended September 30, 2003, cost of goods sold was $5,740,834, or 54% of revenue, compared to $6,033,361 or 56% of revenue, for the comparable period in 2002.  The decrease in cost of goods sold in absolute dollars for both the three months ended September 30, 2003, and the nine months ended September 30, 2003, reflects the decreases in sales generated by the Company.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended September 30, 2003 were $1,467,018 or 56% of revenue, as compared to $1,511,290 or 42% of revenue for the same period last year, which is a decrease of $44,272 or 3%.  Operating expenses for the nine months ended September 30, 2003 were $4,635,390 or 44% of revenue, as compared to $4,488,213 or 41% of revenue, for the same period last year, an increase of $147,717 or 3%.

Research and development expenses for the three months ended September 30, 2003 were $293,361 compared to $202,465 for the three months ended September 30, 2002, an increase of $90,896 or 45%.  The increase in research and development expenses was primarily due to the increase in payroll costs of approximately $49,000, and an increase in research costs of approximately $32,000.

Research and development expenses for the nine months ended September 30, 2003 were $785,332 compared to $644,921 for the nine months ended September 30, 2002, an increase of $140,411 or 22%. The increase in research and development expenses was primarily due to an increase in headcount related payroll costs of approximately $75,000 and an increase in research costs of approximately $81,000.

Selling expenses for the three months ended September 30, 2003 decreased $61,456 or 8%, compared to the three months ended September 30, 2002, from $733,427 to $671,971.  The principal decreases in selling expenses were due to a reduction in commissions of approximately $114,000, offset by an increase in payroll costs of approximately $71,000.

Selling expenses for the nine months ended September 30, 2003 increased approximately $21,000 or 1% compared to the nine months ended September 30, 2002, from $2,236,210 to $2,256,731. The increases were due principally to an increase in payroll costs of approximately $31,000, partially offset by a decrease in commission expenses of approximately $11,000.

For the three months ended September 30, 2003, general and administrative expenses decreased by approximately $74,000 or 13%, from $575,398 to $501,686. The decrease in general and administrative expenses is principally due to a decrease in payroll costs of approximately $51,000, and a decrease in corporate expenses of approximately $40,000, partially offset by an increase in overhead costs of approximately $15,000.

For the nine months ended September 30, 2003, general and administrative expenses decreased by approximately $13,000 or 1%, from $1,607,082 to $1,593,867.  The decrease in general and administrative expenses is principally due to a decrease in corporate expenses of approximately $37,000, a decrease in payroll costs of approximately $24,000, a decrease in professional fees of approximately $42,000, partially offset by an increase in overhead costs of approximately $62,000, and an increase in recruiting expenses of approximately $18,000.

Interest expense for the three months ended September 30, 2003 decreased approximately $21,000 or 43%, to $26,998 compared to $47,748 for the three months ended September 30, 2002. The overall decrease is due primarily to a reduction in the interest rate paid.

Interest expense for the nine months ended September 30, 2003 decreased approximately $50,000, or 36%, to $89,589, from $140,042 for the nine months ended September 30, 2002.  The decrease is due principally to a reduction of the interest rate paid.

2.  LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $605,206 and $431,318 from operations for the nine months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003, the Company’s principal operating cash requirements were to fund its increase in inventory and decrease of current liabilities, offset by a decrease in trade and other receivables, prepaid expenses, other current assets, and net income from operations.  For the nine months ended September 30, 2002, the Company’s principal operating cash requirements were to fund its increase in inventories, prepaid expenses, decrease in current liabilities, and a net loss from operations, offset by a decrease in trade and other receivables.

The Company used cash of $39,282 and $56,942 in investing activities for the nine months ended September 30, 2003 and 2002, respectively.  Net cash used for investing activities for both the nine months ended September 30, 2003 and 2002, respectively included the purchase of capital equipment, offset by the proceeds from sales of fixed assets. As of September 30, 2003, the Company had no material commitments for capital expenditures.

The Company used cash of $546,800 and $295,080 in financing activities for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the Company used cash for payments on the line of credit, the term note and subordinated debt, offset by proceeds from the issuance of common stock. For the nine months ended September 30, 2002, the Company used cash for payments on the line of credit, the term note, and subordinated debt, partially offset by proceeds from the issuance of common stock.

As of September 30, 2003, the Company had $104,080 in cash and cash equivalents, an increase of $19,124 from the December 31, 2002 balance of $84,956.

As of September 30, 2003, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with PNC Bank, N.A., providing the Company with a $4,475,000 three-year revolving credit and term loan facility.  On February 19, 2003, the Company and PNC Bank, N.A. entered into a third amendment to the original agreement extending the credit facility for an additional year until February 28, 2004, with one change to the revised covenants agreed upon under the second amendment to the agreement of March 29, 2002, regarding Restrictions on Indebtedness.  The Company was in compliance with the covenants as of September 30, 2003.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company’s ability to continue planned operations is dependent upon access to financing under its Credit Facility, which is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants.  Given the terms of the financial covenants and historical results, it is at least reasonably possible that the Company will be in violation of the financial covenants under its Credit Facility in the future.  Management of the Company has executed plans to attempt to ensure attainment of profitability, including the concentration of manufacturing operations in an effort to improve costs and marketing leverage; however, there can be no assurance that the Company will be successful in implementing these plans, or maintaining profitability after implementation.  Likewise, there can be no assurance that, if the

Company is not in compliance with loan covenants of its Credit Facility on a future date, that the Company will be able to obtain a waiver of such non-compliance from PNC Bank, N.A.  Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

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

ITEM 3.                             QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company had approximately $2,319,000 of variable rate borrowings outstanding under its revolving credit agreement at September 30, 2003. A hypothetical 10% adverse change in interest rates for this variable rate debt would have had an approximate $12,000 negative effect on the Company’s earnings and cash flows on an annual basis.

ITEM 4.                             DISCLOSURE CONTROLS AND PROCEDURES

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

Date: November 10, 2003