Form 10-K/A
period 2003-12-31
MFIC CORP
filed 2004-04-29
CIK 723889

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report for the fiscal year ended December 31, 2003 on Form 10K as set forth in the pages attached hereto:

1.	Part I:	Item 1	—	Business.
2.	Part I:	Item 2	—	Description of Properties.
3.	Part II:	Item 7	—	Management's Discussion and Analysis of Financial Condition and Results of Operation.
4.	Part II:	Item 8	—	Financial Statements and Supplementary Data.
5.	Part III:	Item 11	—	Executive Compensation.
6.	Part IV:	Item 15	—	Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

        The aggregate market value of Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate), based upon the closing sale price of the Common Stock on March 31, 2004 as reported on the NASDAQ Over-the-Counter Bulletin Board was $17,749,179. For purposes of this computation, the shares of voting stock held by the Company in treasury and by directors, officers and beneficial holders of more than 10% of the Common Stock of the registrant were deemed to be stock held by affiliates.

        The number of shares outstanding of the registrant's Common Stock as of April 27, 2004 was 9,888,403 shares.

PART I

Item 1.    BUSINESS

Company Overview:

        MFIC Corporation ("MFIC" or the "Company"), through its wholly-owned subsidiary, Microfluidics Corporation (the "Microfluidics Division"), specializes in manufacturing and marketing a broad line of Microfluidizer® high shear fluid materials processing systems used in numerous applications in the coatings, pharmaceutical, biotech, food, and cosmetics industries. Microfluidizer high shear fluid processor systems are produced at the Microfluidics Division. Until its sale on February 9, 2004, the Company operated its Morehouse-COWLES Division which manufactured and sold a broad line of mechanical fluid materials processing systems used for a variety of grinding, dispersing, milling, and blending applications across a variety of industries. The Morehouse-COWLES Division manufactured and distributed high shear dispersers, dissolvers, colloid mills, horizontal media mills, vertical media mills, and sold grinding media for such equipment.

        For almost 20 years MFIC has offered Microfluidizer® high shear fluid processor equipment capable of creating nanostructures (commonly defined as having dimensions in the 10-1000 nanometer range), including nanoparticles, microemulsions, and nanosuspensions. The equipment's ability to produce commercial quantities of such materials has been important to producers of pharmaceuticals, coatings and in other industries. The Company's management believes that future commercialization and growth of nanotechnology will be, enabled in large part, by such manufacturing capability.

        Microfluidizer fluid processing equipment is used by industry to formulate stable emulsions, dispersions, and liposomes, and is used in general for deagglomeration and for cell disruption in the biotech industry and for liposomal encapsulation. Emulsions are found in a broad variety of common products, including processed foods, pharmaceuticals, and specialty coatings such as photographic films. Dispersions are often employed in products such as pharmaceuticals, inks, pigments and coatings. The Company believes that the processing technique of the Microfluidizer processor equipment enhances the stability and consistency of emulsions and dispersions due to the equipment's unique ability to consistently produce uniform micron and sub-micron scale particles in many applications. Liposomes, which are biodegradable cell-like structures, are used to encapsulate medications or nutrients, and are typically used in cosmetic or pharmaceutical products. In addition, Microfluidizer processor equipment is used in biotechnology applications to harvest, through cell disruption, the cultivated product contents of plant and animal cells. The design and operation of the Microfluidizer processor systems with its patented and proprietary fixed geometry interaction chamber results in consistent, uniform and reproducible results. Further, the Company guarantees scaleup of formulations and results on its equipment from drops per minute on its laboratory and bench top models to gallons per minute on its production models. In many critical formulations Microfluidizer processors produce better quality products for our customers. Further, the proprietary equipment enables manufacture of unique products which cannot otherwise be produced.

        The Company's product lines are used to create stable emulsions and dispersions through deagglomeration and particle size reduction. These formulations may be liquid/liquid or liquid/solid formulations and are generally prepared in quantities ranging from less than one gallon to several thousand gallons in an industrial environment.

        The Microfluidizer processor equipment is generally used in the processing of high value-added end-products that require extremely small particle sizes.

        The Company was incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation, and again changed its name effective July 12, 1999 to MFIC Corporation. Its principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts, 02464-9101

and its telephone number is (617) 969-5452. Our web site is located at www.mficcorp.com. We have not incorporated by reference into this prospectus the information on our web site and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only. Unless the context otherwise requires, the terms "MFIC," "Company," "we," "us" and "our" refer to MFIC Corporation and its subsidiary.

The Technology:

        The Company's Microfluidizer materials processor equipment is based on patents and related technology that were licensed by the Company from Arthur D. Little & Co. in 1983 and subsequently purchased by the Company in 1985. The Company holds two United States patents related to the apparatus and process used to intimately mix liquids and disperse particulate solids in microemulsions. See "Patents and Proprietary Rights Protection."

        The Microfluidizer material processor differs from conventional mechanical mixing and processing technologies in that it utilizes highly pressurized product streams that travel in precisely defined microchannels and collide at ultra-high velocities in a small, confined space. There are no moving parts in this mixing and collision zone ("Fixed Geometry"). Combined forces of shear and impact which in the fixed geometry design act upon products to create what the Company believes are finer, more uniform, and more reproducible dispersions and emulsions than can be produced by any other means.

        The Company's Microfluidizer processor technology is used in materials processing and product formulation to mix materials that are normally very difficult to mix. The Microfluidizer processor technology allows manufacturers in the chemical, pharmaceutical, biotechnology, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending, mixing, or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of animal and/or plant cells and for liposomal encapsulation of materials for the cosmetics and biotech/ biopharma industry.

Commercial Applications:

        The Microfluidizer processor equipment can be used to mix and formulate stable emulsions, dispersions and liposomes, and for cell disruption.

        Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions comprise many products, such as food additives, medicines (including injectable drugs), photographic films, and polymers. The Company believes that, generally, an emulsion processed with Microfluidizer processor equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to enhance product stability.

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

        In the biotechnology industry, Microfluidizer processor equipment is currently used to harvest, by cell rupture, the contents of bacteria and mammalian plant or animal cells. The precision with which the Microfluidizer processor equipment can be used to break up materials allows the encapsulating cell wall to be ruptured without damage to or contamination of the cell contents. The Microfluidizer processor equipment minimizes the amount and presence of cell wall debris and eliminated grinding media contamination, thus minimizing downstream processing requirements.

        The Microfluidizer equipment is generally used in commercial applications where a scientist, formulator or chemist is trying to develop or improve a product formulation for an expensive, high value-added end product. Microfluidizer processor equipment is initially employed in a research laboratory, with the equipment subsequently being used in scaleup to pilot scale production of new or improved products, and ultimately, for full production scale volumes as the improved product comes to market. From laboratory to production, it has been demonstrated that the volume of products processed range from less than one quarter of a gallon per minute to 18 gallons per minute.

        The Company currently manufactures and markets the following lines of equipment:

        The HC Series:    The HC Series, also known as "Homogenizers," is a laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer's product with greater flow rates than the more energy intensive Microfluidizer processor devices. Operating pressures of products in the Company's HC Series can range from under 500 psi to as high as 8,000 psi, and will process as much as two liters of fluid per minute.

        The M-110 Series:    The M-110 Series, is a laboratory product line that operates with available laboratory air and is designed primarily for research and development applications. Standard models can generate pressures as high as 25,000 psi and have a product flow rate on the order of one-half liter per minute. The M-110EH includes an on-board electric hydraulic pump system for high performance "lab scale" micro-mixing at processing pressures up to 25,000 psi and flow rates up to 450 ml/min. It has numerous standard features and options including explosion-proof motors and steam sterilization.

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

        Multiple Stream Mixer/Reactor (MMR):    The Company has introduced its patented Multiple Stream Mixer-Reactor (MMR) system as a continuous chemical reactor, which the Company believes may become a standard device for conducting chemical reactions, many of which can be configured to produce nanoparticles. This system produces uniform nanoparticles with phase purity previously unachievable with conventional batch reaction technology. This degree of reaction chemistry control can lead to cost-effective product improvements and the development and manufacture of new nanomaterials in scalable quantities. Applications for the new technology include improving the performance of catalysts, planarization polishing media, superconductors, abrasive silica, recording media, photographic media and pigments. It also may be used in the development and production of unique pharmaceutical products. The Company is proceeding with projects involving other companies seeking to optimize or enable drug delivery, catalysts and coatings products, as well as an internal program on nanopolymer creation for drug delivery and other applications. The Company anticipates making delivery of its first MMR laboratory development systems (in the $200,000–$250,000 sales price range) in 2004, with production systems (in the $750,000–$1,500,000 sales price range) in 2005. The Company believes that the MMR systems and technology make it a leader in the provision of systems for continuous production of uniform, reproducible, microparticles, nanoparticles and nanodroplets.

Morehouse-COWLES Division:

        On February 9, 2004, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated February 5, 2004 between MFIC Corporation ("MFIC") and a wholly owned subsidiary of NuSil Corporation, a California corporation ("NuSil"), MFIC sold substantially all of the assets and selected liabilities of its Morehouse-COWLES Division (the "Division"), to NuSil. Other than NuSil's prior purchases of products from the Division, there were no preexisting relationships between MFIC and NuSil.

        Prior to February 9, 2004, the Morehouse-COWLES Division manufactured grinding and dispersing equipment used in a broad number of industries including the coatings and ink industries. The products included high-speed single and multi-shaft dissolvers and dispersers, stone mills, and vertical and horizontal media mills. As one of the early inventors of dispersers, dissolvers, stone mills, and media mills, the one hundred-year-old COWLES name is an industry-accepted symbol of quality, reliable products. The Morehouse-COWLES Division manufactures products that are generally used for blending, mixing, deagglomeration and dispersion of paints and coatings, inks, adhesives, sealants, and pigment dispersions. These applications are more conventional whereby the formulations are less expensive to produce and the volumes of product produced are large. The Morehouse-COWLES product lines are used in broader, high volume, lower value-added applications requiring less stringent particle size reduction.

        The Morehouse-COWLES equipment is used independent of the Microfluidizer processor equipment in the preparation of many industrial fluid formulations where the desired product characteristics do not require the sub-micron size of particles created through treatment with the Microfluidizer materials processor.

Epworth Mill Division:

        Prior to October 1, 2000, the Company's Epworth Mill Division products consisted of ball mills and horizontal media mills. The division was also engaged in the sale and distribution of grinding media. Ball mills are used in coarse grinding application of liquid slurries such as ore from mines or coarse slurries of material that will later be processed into finer slurries. Ball mills use large media in a horizontal rotating cylindrical vessel to crush and grind the product being processed. The patented Zinger horizontal media mill utilizes a unique design for grinding and dispersing solid materials in a liquid carrying medium. The design is based upon established rotating, horizontal shaft technology but adds the unique capability of enhanced mechanical activity between the grinding media and the product formulation. The enhanced mechanical activity is achieved through a unique combination of specially designed rotors and containment vessels. In comparison to traditional horizontal media mills, the Zinger media mill technology has demonstrated significantly improved productivity in terms of greater volumes of product processed at acceptable quality than the comparably sized and priced horizontal media mills. On July 24, 2000, the Company announced that it would transfer the manufacturing and sale of its Zinger horizontal media mills from its Michigan-based Epworth Mill Division to the Morehouse-COWLES Division plant in Fullerton, California. The transfer began on October 1, 2000, and was completed in the fourth quarter of fiscal 2000.

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

        The Company sells its equipment in the United States through a network of independent manufacturer's representative firms who are managed by the Company's regional sales managers. In Canada, the Company has an exclusive distributor for the Company's product line. In Europe, the Company sells its equipment through a network of independent regional sales agents and distributors who are managed by the Company's European Sales organization. In Asia and the Pacific Rim, the Company sells through a network of distributors and independent manufacturer's representative firms. Customers in other geographical regions are assisted directly by Company sales staff.

Customers:

        The users of the Company's Microfluidizer® processor systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries. Two customers accounted for 21% and 11%, respectively, of the revenues from continuing operations in 2003. Two customers accounted for 18% and 16% of the revenues from continuing operations in 2002, respectively. Two customers accounted for 17% and 10% of the trade accounts receivable from continuing operations as of December 31, 2003, respectively, and one customer accounted for 13% of the trade accounts receivable as of December 31, 2002. A reduction or delay in orders from these or other significant customers could have a material adverse effect on the Company's results of operations. No customer accounted for more than 10% of the Company's revenues in 2001.

Competition:

        The patented materials processor equipment product line of Microfluidizer® high shear fluid processors has direct competition in its major markets, including pharmaceutical and coatings/chemical applications, but management believes that the Company's products have larger installed bases and competitive performance advantages over products of our competitors. The Company believes that the Microfluidizer processor equipment product line offers the highest shear forces available in the process equipment market today. It has been proven in many instances that for critical formulations Microfluidizer processors produce better quality products for our customers.

        The M-700 Series of fluid processors, together with the M-210 and M-610 product lines, provide high shear fluid processing capabilities for sanitary, sterile, and industrial applications. The Company believes that the Microfluidizer processor product line provides a distinct advantage over the product lines of our competitors with respect to the processing of abrasive slurries or solids dispersed in liquids in large part because of the Company's unique, wear-resistant, diamond interaction chamber and the special design of the intensifier pumping system.

        The MMR systems may encounter significant competition and there are other companies that possess patents and claims to equipment or processes that claim to make production quantities of nanoparticles. At least one of these companies, Five Star Technologies Inc. ("Five Star"), has raised significant investment capital from venture capital sources ($4.5 million in its second round) for its patented technology. Five Star claims the use of hydrodynamic cavitation to achieve production or nano and micro materials. Five Star also claims that its process is inherently scalable. Although the Company believes that its MMR system is superior in design and function there can be no assurance that Five Star, or others, will not pose a competitive impediment to sales of the Company's MMR system.

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

Research and Development:

        The Company's research and development efforts are focused on: (i) developing new processing applications for the process industries and further enhancing the functionality, reliability and performance of existing products, and (ii) development of the Multiple-Stream High Pressure Mixer/Reactor (MMR) by: (a) working with customers who assist in the development of the system with both application knowledge and financial support, and (b) internal development program relating to interaction chamber design and creation of a variety nanomaterials. There can be no assurance that the Company will be able to meet the enhancement challenges posed by applications of its core Microfluidizer processor business. Likewise there can be no assurance that the Company will be able to design and manufacture chambers for its MMR applications that will deliver the desired result for specific applications. Research and development costs for continuing operations were $785,849, $583,683, and $537,428 in 2003, 2002, and 2001, respectively. Patent coverage for the MMR has been obtained both in the United States and in Europe (with national entry in process) and is prosecuting the patent application in Canada.

Cooperative Research Arrangements:

        The Company subsidizes research and development activities centered around Microfluidizer processor technology at a number of research centers and universities. The Company's subsidy of these activities takes the form of substantial reduction or elimination of the customary rental charges for the Microfluidizer processor equipment provided for use. The Company has, in past years, subsidized research and development in the following fields at the following universities: The University of Massachusetts, Lowell—biotechnology; Lehigh University—polymer chemistry; Université Laval

(Quebec)—food science; Worcester Polytechnic Institute (WPI)—catalytic chemistry; and Purdue University—pharmaceuticals. In addition to their research activities, these universities provide the Company with contacts at industrial companies that may utilize the Microfluidizer processor technology. Additionally, on occasion, research reports, technical papers, and doctoral theses may be published, which document the use of Microfluidizer processor technology. Finally, the Company engages in many informal co-operative development efforts with its customers.

        In addition to providing subsidies, the Company has, in the past, entered into a research arrangement with Worcester Polytechnic Institute (WPI). The Company commenced supported research and development at WPI in 1988 and continued such support until the mid 1990's. In 1992, the Company entered into a cooperative venture with WPI to develop, patent and license for WPI, for its commercial applications, the Microfluidizer processor technology in the following fields: (i) the production of catalysts used in chemical and petroleum processing; (ii) the manufacture of advanced ceramic materials; and (iii) the destruction of volatile organic compounds and other organic contaminants in process waste water. The Company and WPI applied for United States and foreign patents in 1992 and 1993, respectively, which cite the Microfluidizer processor technology as enabling the above process technologies. The two applied-for United States patents were both granted and issued to WPI in the United States in 1995. In 1996 one applied for patent was granted to WPI in France for European entry in the Patent Cooperation Treat (PCT) countries. The program is inactive at this time.

Patents and Proprietary Rights Protection:

        To protect its proprietary rights, the Company relies on a combination of U.S. patent and trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of patent infringement or breach of confidentiality, there can be no assurance that these measures will be adequate or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. In addition, the Company has not sought patent or trademark protection for its Microfluidizer processor equipment's interaction chamber in any country other than the United States and, as such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. The Company's Microfluidizer processor equipment process patent expires on March 13, 2007 and its device patent expired on August 6, 2002. The Company does not believe that the expiration of its patent will result in any material detriment to the Company since the Company has made many alterations, improvements and advances to its equipment over the years with such modification and innovations having been treated by the Company as trade secrets. In 1997 the Company completed development of a novel adaptation of its Microfluidizer processor equipment—a Multiple Stream High Pressure Mixer/ Reactor (MMR). In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998. In July and November 2000, the USPTO issued to the Company notices of allowances of utility patent claims regarding the MMR and the use thereof. On September 18, 2002, the European Patent Office advised the Company it would grant its MMR patent substantially as applied for, including its device and process claims. The Company is in the process of pursuing national entry in France, Germany, Italy, The Netherlands, and the United Kingdom. The Company is prosecuting its MMR patent in Canada.

        The Company maintains confidentiality agreements with its employees and also maintains confidentiality agreements and non-competition agreements with those third parties to whom it discloses non-public technical information relating to its equipment. The Company believes that enforcement of the provisions of such agreements should adequately protect the Company's proprietary information. However, in the event of a material breach of such agreements certain of the Company's valuable intellectual property may be disclosed to third parties (including competitors). In such event, despite provisions for equitable relief and damages in the event of such breaches the Company may suffer competitively and be materially impacted negatively as a result of such unauthorized disclosure.

Manufacturing:

        At present, the Microfluidics Division subcontracts the manufacture and/or machining and finishing of many of the components of its equipment to third parties, with the Company undertaking the remaining fabrication, assembly and performance testing. The Microfluidics Division has selected certain primary suppliers based upon pricing terms, quality of their products, and the vendor's performance record. The Company believes that there are adequate available alternate manufacturing sources and suppliers for all of its components and raw materials requirements.

        The loss of any primary supplier could have a material, adverse effect on the Company's business, financial condition, or results of operations. Therefore, the Company has identified alternative suppliers for its most critical components of its equipment ("Alternative Sources"). There can be no assurance that a transition to such Alternative Sources will not entail transitional delays, quality assurance and quality control difficulties, on time delivery problems, any or all of which would likely have an impact on the Company's production of equipment and may have a material adverse effect on the Company's business, financial condition, or results of operations.

Key Management / Personnel:

        The Company's continued operation, innovation and growth are to some significant degree reliant on the continued services of its key executive officers and leading technical personnel. The Company does not maintain employment contracts with its key management or leading technical personnel. Though the Company believes that it can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel. The loss of key management or leading technical personnel could, therefore, have a material adverse effect on the Company's business, financial condition, or results of operations.

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

        Further, in addition to product approvals, the FDA imposes requirements as to manufacturing practices, record keeping and reporting (Good Manufacturing Practices or GMP). GMP-regulated companies are subject to inspections by the FDA (inclusive of Microfluidizer processor equipment) and product approvals may be withdrawn if GMP are not met.

        At present, the Company's customers include companies who are making FDA approved drugs, preparations, and products (example: x-ray film) for external use and companies who utilize Microfluidizer processor equipment for the formulation or production of FDA approved parenteral (injectable) drugs or compounds.

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

        To date the Company has not been effected by any United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or Federal regulation. The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. In particular, H.R. 3162 enacted on October 21, 2001 (the "Patriot Act") and other governmental regulation may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups. There can be no assurance that sale of the Company's equipment will not be impacted by such legislation or designation. Depending upon which countries and sales may be designated for trade restriction such action could have a material adverse effect on the Company's business, financial condition, or results of operations. Also, certain agreements that may be entered into by the Company involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

Backlog:

        The Company's sales order backlog related to continuing operations of accepted and unfilled orders at March 24, 2004, and March 14, 2003 was approximately $2,226,000 and $3,146,000, respectively. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

Employees:

        The Company has approximately 41 full-time employees as of March 24, 2004. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees.

Item 2.    PROPERTIES.

        The Company's corporate headquarters are in Newton, Massachusetts. The Company also maintains a sales office and applications laboratory in Lampertheim, Germany and a sales office and applications laboratory in Fullerton, California. The Company rents approximately 48,200 square feet of offices, production and research and development facilities at these locations for administrative, development and production activities. A portion of the space at the Newton, MA facility is sublet to a non-affiliated company for a total of $12,000 per annum under a tenant at will arrangement. The lease terms expire at various times through August 2006. The Company has the option to extend the leases for up to five additional years. The Company believes these facilities will be adequate for operations for the next several years.

Part II

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS WHICH MAY AFFECT FUTURE OPERATIONS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Management believes that this report contains forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company's plan to achieve, maintain and/or increase revenue growth and/or operating profitability, and to attain net operating profitability. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company's Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company's ability to comply with the covenants and terms of the Company's loan agreement with its senior lender, (iii) whether the Company's expectation that the benefits of nanotechnology will, in part, be realized by the ability of the MMR to produce innovative materials in large quantities, and (iv) whether the Company is able to increase the number of prototype MMR placements and then manufacture and introduce commercial production MMR equipment.

Critical Accounting Policies

        The Company considers certain accounting policies related to revenue recognition and related receivables as well as the valuation of inventories to be critical policies due to the estimation processes involved in each.

Revenue Recognition    The Company's policy is to recognize revenue from sales of machines and spare parts upon shipment to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts    The Company's policy is to maintain allowances for estimated losses resulting from the inability of our customers to make scheduled payments. The Company regularly evaluates the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

        The Company believes our reported allowances are adequate as of December 31, 2003 and 2002. If the financial condition of our customers were to deteriorate, however, resulting in their inability to make payments, the Company may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

        Inventory Valuation    The Company values its inventory at the lower of cost or net realizable value on a first-in-first-out method. Management regularly evaluates inventory quantities on hand and records a provision for obsolete or excess inventory levels greater than those of anticipated usage in the subsequent two years. There are external factors that may require an adjustment to the anticipated demand including, but not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our Company's reserves are intended to reduce the carrying value of our inventory to its net realizable value.

        Impairment    It has been the Company's policy to review the carrying values of long-lived assets and amortizable intangibles for impairment whenever an event or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.

        Product Warranties    The Company's products are generally sold with a twelve month warranty provision that require us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.

Fiscal 2003 Compared to Fiscal 2002

        In 1998, the Company purchased the assets and liabilities of Morehouse-COWLES Inc. (the "Morehouse-COWLES Division"). This was undertaken to complete a strategic combination with the Microfluidics Division, in order to enhance the Company's position in the coatings market, which, at the time, was the dominant part of the Company's business.

        Since that time, the direction of the core business of the Company changed significantly from coatings to other areas, (in particular the Health Care sector). The Company determined that it could no longer support the previous strategic plan and the Company, therefore, prepared a plan to divest the Morehouse-COWLES Division.

        It was expected that the sale would positively impact the Company's cash flow, and would allow the Company to focus on the core business, and expand its sales and marketing resources for the Company's Microfluidizer processor systems line, and promote its new MMR nanoparticle production systems.

        During the fourth quarter of 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Morehouse-COWLES Division. Accordingly, at year end, the Company reported the division as discontinued operations and reclassified the assets and associated liabilities as available for sale. The search for a buyer eventually resulted in NuSil Corporation, a California corporation ("NuSil") making an offer in December 2003 to purchase the Morehouse-COWLES Division's assets and related liabilities at a price that was acceptable to the Company.

        On February 9, 2004, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated February 5, 2004 between MFIC Corporation ("MFIC") and a wholly owned subsidiary of NuSil, MFIC sold substantially all of the assets and selected liabilities of the Morehouse-COWLES Division to NuSil. Other than NuSil's prior purchases of products from the Morehouse-COWLES Division, there were no preexisting relationships between MFIC and NuSil.

        The assets of the Morehouse-COWLES Division that were sold included accounts receivable, furniture, fixtures and equipment, inventory and supplies, books and records, bids, contracts, prepaid expenses, leases, intellectual property, goodwill, domain names and claims, all as described in the Asset Purchase Agreement (collectively, the "Assets"). In addition, certain rights and obligations arising after February 9, 2004 under the Morehouse-COWLES Division's PacifiCare Group Health Insurance Policy were assigned. The Morehouse-COWLES Division's cash or cash equivalents on hand on February 9, 2004 were excluded from the assets being sold. Under the Asset Purchase Agreement, the Morehouse-COWLES Division's executory obligations under certain contracts and bids, and the Morehouse-COWLES Division's accounts payable as of February 9, 2004 in the amount of $623,240, were assumed by NuSil.

        The purchase price (other than the assumption of accounts payable described in the preceding paragraph) paid under the Asset Purchase Agreement was $918,238. Of the purchase price, $768,238 (the "Closing Cash") was paid in cash, $100,000 was paid in the form of a Promissory Note (the "Purchase Note") and $50,000 (the "Holdback Payment") was withheld for payment at a future date subject to any purchase price adjustments and offsets, as provided for in the Asset Purchase Agreement.

        The Closing Cash was paid directly to PNC Bank, National Association ("PNC"), to be applied to MFIC's outstanding balance under MFIC's Revolving Credit Loan with PNC (the "Revolving Credit Loan").

        The aforementioned Purchase Note bears interest at 5 percent per annum, is secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the "Security Agreement") between the parties and is subject to certain offsets as provided in the Asset Purchase Agreement. Principal and interest on the Purchase Note are payable on February 9, 2005, unless there is a claim for an offset as allowed for under the Asset Purchase Agreement, which claim might delay final payment of amounts due under the Purchase Note until final resolution of any such claim under the procedures outlined in the Asset Purchase Agreement.

        Pursuant to the Asset Purchase Agreement, MFIC entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits MFIC's ability to compete with the business of the Morehouse-COWLES Division for a period of five years.

        The sale generated a loss of approximately $1,400,000. Due to the sale of the Morehouse-COWLES Division, goodwill associated with the 1998 purchase of the Morehouse-COWLES Division in the amount of $2,100,000 has been impaired in 2003.

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

        Total cost of goods sold for 2003 was $2,601,957 or 71% of revenue, as compared to $3,626,407 or 72% of revenue for 2002. The decrease in cost of goods sold reflects primarily the decrease in sales generated by the Morehouse-COWLES Division. The Morehouse-COWLES Division's major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

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

        Selling expenses for 2003 decreased approximately $143,000, from $1,006,746 in 2002 to $863,337 or 14%. The decrease was due principally to the reduction of selling expenses at the Morehouse-COWLES Division's Eastern sales office located in South Haven, Michigan of approximately $70,000, a decrease in payroll and related costs of approximately $68,000, a decrease in commission expense of approximately $24,000, and a decrease in travel expenses of approximately $79,000, partially offset by increases of approximately $95,000 in advertising costs and approximately $14,000 in demonstration cost expenses.

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

        Total cost of goods sold for 2002 was $3,626,407 or 72% of revenue, as compared to $3,268,271 or 76% of revenue for 2001. The increase in cost of goods sold in absolute dollars reflects principally the increase in sales generated by the Morehouse-COWLES Division. It also reflects an increase in profit margins. The Morehouse-COWLES Division's major product lines have different profit margins, as well as multiple profit margins within each product line. In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

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

        On July 24, 2000, the Company announced that it would transfer the sales and manufacturing of its line of Zinger® horizontal media mills from its Michigan-based Epworth Mill Division to the Morehouse-COWLES Division's plant in Fullerton, California. The transfer began on October 1, 2000 and did not have a material impact on the profitability of the Company. Simultaneously, the Company ceased operations of the Ball Mill repair business and decided to sell its Ball Mill product line. On March 19, 2001, the Company reached an agreement to sell the Ball Mill operation for $200,000 in cash and notes.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of the Company and its Subsidiary appear at the end of this report starting on page F-1 and include:

INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders of MFIC Corporation:

        We have audited the accompanying consolidated balance sheets of MFIC Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        As discussed in Note 4 to the financial statements, on February 5, 2004, the Company entered into an agreement to sell a major division of its operations. The division represents a significant portion of the Company's total assets and operations.

/s/ BROWN & BROWN, LLP

Boston, Massachusetts
March 11, 2004, Except for Note 15, as to which
the date is March 31, 2004

MFIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$50,270	$84,956
Accounts receivable, less allowance for doubtful accounts of $58,500 and $33,500 in 2003 and 2002, respectively	1,814,584	1,535,951
Note receivable—current	16,429	16,429
Inventories, net	1,683,703	2,066,462
Prepaid expenses	207,210	157,710
Other current assets	38,749	166,030
Assets available for sale	1,383,118	5,131,464

TOTAL CURRENT ASSETS	5,194,063	9,159,002
Property and Equipment, at cost:
Furniture, fixtures and office equipment	330,022	288,472
Machinery and equipment	219,765	219,765
Leasehold improvements	50,568	45,337

	600,355	553,574
Less: Accumulated depreciation and amortization	(418,066)	(356,764)

Net property and equipment	182,289	196,810
Note receivable—long-term	54,761	71,190
Patents, licenses and other assets (net of accumulated amortization of $303,785 in 2003 and $299,985 in 2002)	55,978	59,778

TOTAL ASSETS	$5,487,091	$9,486,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$2,425,613	$2,681,987
Accounts payable and accrued expenses	1,061,897	1,335,289
Accrued interest—related party	2,639	14,980
Accrued compensation and vacation pay	111,855	158,119
Customer advances	223,501	232,035
Current portion of term note payable	58,735	95,004
Current portion of long-term debt—related party	75,000	75,000
Liabilities associated with assets available for sale	661,095	652,013

TOTAL CURRENT LIABILITIES	4,620,335	5,244,427

Long-term debt, net of current portion- related party	6,250	81,250
Term note	—	58,735
Commitments (Note 11)
Stockholders' Equity:
Common Stock, par value $.01 per share, 20,000,000 shares authorized; 8,288,604 and 7,965,510 shares issued; 8,028,158 and 7,705,064 shares outstanding at December 31, 2003 and 2002, respectively	80,281	77,051
Additional paid-in capital	13,150,862	12,945,520
Accumulated deficit	(11,682,936)	(8,232,502)
Less: Treasury Stock, at cost, 260,446 shares at December 31, 2003 and 2002, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS' EQUITY	860,506	4,102,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,487,091	$9,486,780

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

MFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

        MFIC Corporation (MFIC or the Company), through its wholly-owned subsidiary, Microfluidics Corporation ("Microfluidics Division"), operates in one segment, specializing in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer materials processor systems are produced at the Microfluidics Division.

  Management's Plans

        The Company's ability to continue operations is dependent upon access to financing, which is potentially impacted by the Company's ability to achieve future compliance with financial covenants. It is expected by management that the Company will be in compliance with required covenants. Borrowings outstanding are secured by a collateral pledge of substantially all of the assets of the Company.

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

  Reclassifications

        As described in Note 4, in December 2003, the Company committed to a plan to sell substantially all the assets and associated liabilities of its Morehouse-COWLES Division. As such, in accordance with generally accepted accounting principles, results of operations have been reclassified to reflect Morehouse-COWLES Division's operating results, net of income taxes, as Discontinued Operations. Further, certain prior period balances have been reclassified to conform to the current period presentation.

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

  Allowance for Doubtful Accounts

        The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected.

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

  Patents, Licenses, and Other Intangible Assets

        In accordance with Statements of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company reviews long-lived assets and all amortizing intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Patents, patent applications and rights, are stated at acquisition cost. Amortization is recorded using the straight-line method over the shorter of the legal lives or useful life of the patents. Patents, licenses and other intangible assets are being amortized over a period of 3 to 17 years.

  Goodwill

        Goodwill represents the excess of cost over the fair value of net assets of a business acquired. The Company adopted SFAS No. 141, Business Combinations ("SFAS No. 141") in fiscal 2001 and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") in fiscal year 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.

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

	2003	2002	2001
Net loss, as Reported	$(3,450,434)	$(2,513,974)	$(525,186)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(113,509)	(340,178)	(318,438)

Pro forma net loss	$(3,563,943)	$(2,854,152)	$(843,264)

Net loss per share:
Basic—as reported	$0.44)	$(0.34)	$(0.07)
Diluted—as reported	$(0.44)	$(0.34)	$(0.07)
Basic—pro forma	$(0.46)	$(0.38)	$(0.11)
Diluted—pro forma	$(0.46)	$(0.38)	$(0.11)

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

  Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51, Consolidated Financial Statements" (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company does not have any investments in or contractual relationships or other business relationships with any variable interest entity and therefore, based on present facts and circumstances, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position or results of its operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150, based on present facts and circumstances, is not expected to have a material effect on the Company's consolidated financial position or results of its operations.

Note 2    INDUSTRY SEGMENT, GEOGRAPHIC AND ENTERPRISE-WIDE REPORTING

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chairman and chief executive officer. The Company has determined that it conducts its operations in one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries. The Company conducts its business primarily in the United States of America. The Company has less than 1% of total assets overseas. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

        Approximate sales to customers from continuing operations outside North America are broken out, by geographic foreign markets, as follows:

	2003	2002	2001
North America	$5,337,000	$6,462,000	$7,444,000
Asia	3,204,000	2,350,000	2,480,000
Europe	1,919,000	702,000	1,286,000

	$10,460,000	$9,514,000	$11,210,000

        Two customers accounted for 21% and 11% of the revenues from continuing operations, respectively, in 2003. Two customers accounted for 18% and 16% of the revenues from continuing operations in 2002, respectively, and one customer accounted for 13% of the trade accounts receivable as of December 31, 2002. No customer accounted for more than 10% of the Company's revenues in 2001. A reduction or delay in orders from these or other significant customers could have a material adverse effect on the Company's results of operations.

Note 3    INVENTORIES

        The components of inventories are as follows at December 31:

	2003	2002
Raw materials	$1,580,991	$1,670,891
Work in progress	80,439	298,649
Finished goods	132,273	146,922

	1,793,703	2,116,462
Less: Provision for obsolete inventory	110,000	50,000

TOTAL	$1,683,703	$2,066,462

Note 4    ASSETS AVAILABLE FOR SALE

        In the fourth quarter of 2003 the company determined that its Morehouse-COWLES Division was not strategic to the Company's on-going objectives and in December 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the division. Accordingly, the Company reported the division as a discontinued operation in accordance with SFAS 144. The Consolidated financial statements have been reclassified to segregate the assets and associated liabilities available for sale and operating results of these discontinued operations for all periods presented.

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

        In December 2003, in conjunction with the establishment of management's plan to sell the Morehouse-COWLES Division, the Company determined that the remaining goodwill of $2,100,000 was fully impaired and accordingly charged to Discontinued Operations.

        On February 9, 2004, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated February 5, 2004 between MFIC Corporation ("MFIC") and a wholly owned subsidiary of NuSil Corporation ("NuSil"), MFIC sold substantially all of the assets and selected liabilities of its Morehouse-COWLES Division (the "Division"), to NuSil. Other than NuSil's prior purchases of products from the Division, there were no preexisting relationships between MFIC and NuSil.

        The assets of the Division that were sold included accounts receivable, furniture, fixtures and equipment, inventory and supplies, books and records, bids, contracts, prepaid expenses, leases, intellectual property, goodwill, domain names and claims, all as described in the Asset Purchase Agreement (collectively, the "Assets"). In addition, certain rights and obligations arising after February 9, 2004 under the Division's PacifiCare Group Health Insurance Policy were assigned. The Division's cash or cash equivalents on hand on February 9, 2004 were excluded from the assets being sold. Under the Asset Purchase Agreement, the division's executory obligations under certain contracts and bids, and the Division's accounts payable as of February 9, 2004 in the amount of $623,240, were assumed by NuSil.

        The purchase price (other than the assumption of accounts payable described in the preceding paragraph) paid under the Asset Purchase Agreement was $918,238. Of the purchase price, $768,238 (the "Closing Cash") was paid in cash, $100,000 was paid in the form of a Promissory Note (the "Purchase Note") and $50,000 (the "Holdback Payment") was withheld for payment at a future date subject to any purchase price adjustments and offsets, as provided for in the Asset Purchase Agreement.

        The Closing Cash was paid directly to PNC Bank, National Association ("PNC"), to be applied to MFIC's outstanding balance under MFIC's Revolving Credit Loan with PNC (the "Revolving Credit Loan").

        The aforementioned Purchase Note bears interest at 5 percent per annum, is secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the "Security Agreement") between the parties and is subject to certain offsets as provided in the Asset Purchase Agreement. Principal and interest on the Purchase Note are payable on February 9, 2005, unless there is a claim for an offset as allowed for under the Asset Purchase Agreement, which claim might delay final payment of amounts due under the Purchase Note until final resolution of any such claim under the procedures outlined in the Asset Purchase Agreement.

        Pursuant to the Asset Purchase Agreement, MFIC entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits MFIC's ability to compete with the business of the Division for a period of five years.

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

Note 6    GOODWILL

        In 1998, MFIC purchased substantially all of the assets and assumed certain liabilities of Epworth Manufacturing Company Inc. of South Haven, Michigan (Epworth) and Morehouse-COWLES, Inc. of Fullerton, California (Morehouse-COWLES) pursuant to an Asset Purchase Agreement (the "Agreement").

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

        In December 2003, in conjunction with the establishment of management's plan to sell the Morehouse-COWLES Division, the Company determined that the remaining goodwill of $2,100,000 was fully impaired and accordingly charged to operations.

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

  Subordinated Note Payable

        The subordinated note is payable to Lake Shore Industries Inc, a related party as defined and disclosed in note 13 of the financial statements.

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

        On January 16, 2002, the United States portion of National Bank of Canada's operations and its loan portfolio was sold to PNC Bank, N.A. On February 19, 2003, the Company and PNC Bank. N.A. entered into an extension of the loan for an additional year, until February 28, 2004.

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

        On February 6, 2004 the Company and PNC Bank, N.A ("PNC") entered into a Fourth Amendment and Waiver to Revolving Credit and Term Loan Agreement permitting the sale of the assets of the Company's Morehouse-COWLES Division in exchange for payment to PNC of all monies received by the Company in connection with such sale and assignment to PNC of deferred payments and a promissory note from the purchase issued as part of the purchase price. On March 3, 2004, the outstanding loan balance was repaid from the proceeds of a new senior debt financing from Banknorth, N.A.

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

        On March 3, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the "Lender") providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the "Credit Facility"). The Credit Facility was comprised of (i) a $1 million demand revolving line of credit (Revolving Credit Line) with advances thereunder bearing interest at an interest rate equal to the prime rate (the Prime Rate for United States borrowings from Banknorth, N.A. as publicly announced from time to time). All borrowings under the Revolving Credit Line were evidenced by a $1 million demand promissory note (the "Revolving Note"), and (ii) a $1,000,000 term promissory note, amortized over a four year period but having a maturity date of March 3, 2008 and bearing interest at an interest rate equal to the Federal Home Loan Bank Classic Rate at March 4, 2004 plus two and one-half percent (2.50%). Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of a given year. (i) The Company's senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.

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

Note 10    STOCKHOLDERS' EQUITY

        The Company adopted the 1988 Stock Plan (the Plan) as the successor plan to the 1987 Stock Plan, which, as amended at the 2002 stockholders' meeting, authorizes the grant of Stock Options for up to 3,500,000 shares of common stock and the 1989 Non-Employee Director Stock Option Plan which, as amended at the 1996 stockholders' meeting, authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock.

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

        The following table summarizes information relating to outstanding and exercisable stock options as of December 31, 2003:

Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.31 to 1.24	1,929,662	6.5	$0.74	1,102,020	$0.96

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

2004	$341,000
2005	$327,000
2006	$138,000

Total Lease Payments	$806,000

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

Note 14    QUARTERLY RESULTS OF OPERATIONS

        Summarized unaudited quarterly financial data are as follows:

	Fiscal 2003 Quarters
	First	Second	Third	Fourth
Revenues	$2,949,677	$3,119,465	$1,912,738	$2,477,751
Gross income	1,491,923	1,666,124	958,398	1,354,960
Net income (loss) from continuing operations	405,571	341,855	(157,266)	69,331
Loss from discontinued operations including loss on disposal of $1,422,715 in Fourth Quarter of 2003	(215,899)	(87,215)	(186,080)	(3,620,731)
Net income (loss)	189,672	254,640	(343,346)	(3,551,400)
Basic net income (loss) per share from continuing operations:	$.05	$.05	$(.02)	$.00
Basic net loss per share from discontinued operations	$(.03)	$(.01)	$(.02)	$(.46)
Basic, as reported	$.03	$.03	$(.05)	$(.45)
Diluted net income (loss) per share from continuing operations	$.05	$.05	$(.02)	$.00
Diluted net loss per share from discontinued operations	$(.03)	$(.01)	$(.02)	$(.46)
Diluted, as reported	$.03	$.03	$(.05)	$(.45)
	Fiscal 2002 Quarters
	First	Second	Third	Fourth
Revenues	$2,739,707	$2,286,564	$2,003,723	$2,484,186
Gross income	1,442,428	1,083,213	1,154,685	1,395,503
Net income (loss) continuing operations	235,659	(67,603)	(19,056)	320,477
(Loss) income from discontinued operations	(2,796,821)	123,034	32,742	(342,406)
Net (loss) income	(2,561,162)	55,431	13,686	(21,929)
Basis net income (loss) per share:
Net income (loss) per share from continuing operations	$.03	$(.01)	$(.00)	$.04
Basic net (loss) income per share from discontinued operations	$(.38)	$.02	$.00	$(.04)
Basic, as reported	$(.33)	$.01	$.00	$(.02)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$.03	$(.01)	$.00	$.04
Diluted net (loss) income per share from discontinued operations	$(.38)	$.02	.00	$(.04)
Diluted, as reported	$(.33)	$.01	$.00	$(.02)

Note 15    SUBSEQUENT EVENTS

        On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional 1/2 share of common stock). A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540. The units were priced at $2.50 and the associated warrants are exercisable at $3.05. Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

PART III

Item 11.    EXECUTIVE COMPENSATION

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Stock Options(#)	All Other Compensation(1)
Irwin J. Gruverman Chief Executive Officer, Chairman of the Board of Directors, Treasurer and Secretary	2003 2002 2001	$ $ $	95,000 59,025 95,000	0 0 0	50,000 150,000 75,000	0 0 0

Robert P. Bruno President, Chief Operating Officer, and Vice President Sales/Marketing	2003 2002 2001	$ $ $	150,000 138,902 118,059	0 0 0	50,000 50,000 125,000	0 0 0

(1)
Consists of the Company's matching contributions made under its 401(k) plan on behalf of each Named Executive Officer.

Aggregated Option Exercises and Fiscal Year-end Values:

        The following table summarizes for each of the named executive officers the number of unexercised options that each of them held at December 31, 2003. None of the named executive officers held any stock appreciation rights or exercised any stock options or stock appreciation rights during 2003. The value of unexercised in-the-money options at the fiscal year end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2003 the last business day of the fiscal year. The closing price of the Company's Common Stock as quoted in the Over-the-Counter Bulletin Board on such date was $2.25.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Irwin J. Gruverman	305,000	210,000	$307,657	$117,957
Robert P. Bruno	213,750	158,750	$198,387	$99,650

(1)
Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of sale of any shares acquired upon exercise of the option. The named executive officers held options exercisable or unexercisable, at exercise prices above the fair market value of the Common Stock on December 31, 2003 as reported by the Over-the-Counter Bulletin Board.

Compensation of Directors:

        Commencing on January 1, 2000, directors, with the exception of Mr. Gruverman, received $8,000 annually, payable in equal quarterly installments, for all meetings of the Board of Directors and any committee thereof for which they attended and are reimbursed for reasonable expenses incurred in attending such meetings. Mr. Little holds options to purchase 37,500 shares of Common Stock at an average exercise price of $0.60 per share. Mr. Cortina holds options to purchase 37,500 shares of Common Stock at an average exercise price of $.60 per share. Mr. Paslawski holds options to purchase 47,500 shares of Common Stock at an exercise price of $0.78 per share. Mr. Roy holds options to purchase 47,500 shares of Common Stock at an exercise price of $0.78 per share. Messrs. Little, Cortina, Paslawski and Roy were granted the foregoing options pursuant to the 1989 Non-Employee Director Stock Option Plan (the "1989 Plan"), which automatically grants to each non-employee director of the Company who holds office at the beginning of each fiscal year an option to purchase

7,500 shares of the Company's Common Stock. Upon any non-employee director's first appointment to the Board of Directors, that director receives an automatic grant of an option to purchase 25,000 shares of the Company's Common Stock. Options granted pursuant to the 1989 Plan vest in four equal installments commencing six months from the date of grant and thereafter on the next three anniversaries of the date of grant.

Employment Agreements:

        The Company entered into a letter agreement dated December 31, 2003 with Irwin J. Gruverman, the Company's Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, pursuant to which Mr. Gruverman's compensation for the 2004 fiscal year was established at $97,000, with Mr. Gruverman being eligible to participate in a pool for bonus compensation under certain circumstances.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Consolidated Financial Statements.

        The following Consolidated Financial Statements are included in Item 8:

List of Exhibits

Exhibit Number		Description of Exhibit
3	(a)	Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and as Exhibit 3.1(a) to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference).
3	(b)	Amended and Restated By-Laws for the Company (filed as Exhibit 3.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
4.2		Form of Warrant issued to placement agent under the Placement Agent Agreement attached as Exhibit 10.62
4.3		Form of Warrant issued to investors in the private placement described in the Placement Agency Agreement attached as Exhibit 10.62
10.1		1987 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).
10.2		1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

10.3	1989 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 filed October 22,1996 and incorporated herein by reference).
10.4	Lease for 30 Ossipee Road, Newton, Massachusetts dated May 23, 1997 between Microfluidics International Corporation and J. Frank Gerrity, Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384 (filed as Exhibit 3.10(a) to the Company's form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).
10.5	Letter of Understanding between Microfluidics International Corporation and Worcester Polytechnic Institute dated as of April 3, 1992 (filed as Exhibit 3.10(f) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
10.6	Agreement between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) with amendments dated September 1, 1994 and March 31, 1995.
10.7	Amendment to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
10.8	Amendment to agreement dated March 31, 1995 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference)
10.9	License Agreement among Microfluidics International Corporation, Worcester Polytechnic Institute and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(h) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
10.10	Amendment to agreement dated September 1, 1994 between Microfluidics International Corporation and Catalytica, Inc. dated as of October 18, 1993 (filed as Exhibit 3.10(g) to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
10.11	Letter, dated August 15, 1995, from Microfluidics International Corporation to Michael T. Rumley. (filed as Exhibit 3.10(j) to the Company's Form 10-K for fiscal year ended December 31, 1995 and incorporated herein by reference).
10.12	Letter, dated December 31, 1995 from Microfluidics International Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(k) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).
10.13	Warrant for the Purchase of Shares of Common Stock, dated July 14, 1993, in favor of Ladenburg, Thalmann & Co. Inc. (filed as Exhibit 3.10(l) to the Company's Form 10-K or fiscal year ended December 31, 1996 and incorporated herein by reference).
10.14	Letter, dated December 31, 1996, from Microfluidics International Corporation to Irwin J. Gruverman. (filed as Exhibit 3.10(o) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).
10.15	Agreement between Microfluidics International Corporation and Catalytica, Inc. dated January 1, 1995 regarding participation in and management of the Advanced Technology Program (ATP). (filed as Exhibit 3.10(p) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).
10.16	Consulting Agreement with James Little. (filed as Exhibit 3.10(q) to the Company's Form 10-K for fiscal year ended December 31, 1996 and incorporated herein by reference).

10.17	Supplemental Agreement between Catalytica Advanced Technologies, Inc. and Microfluidics International Corporation dated December 31, 1997. (filed as Exhibit 3.10(r) to the Company's Form 10-k for fiscal year ended December 31, 1997, and incorporated herein by reference)
10.18	Letter dated December 31, 1997, from Microfluidics International Corporation to Irwin J. Gruverman and G & G Diagnostics Corp. (filed as Exhibit 3.10(s) to the Company's Form 10-K for fiscal year ended December 31, 1997, and incorporated herein by reference).
10.19	1988 Stock Plan as amended (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
10.20	Asset Purchase Agreement, dated as of June 19, 1998, by and among the Company, Epworth Manufacturing Company and Morehouse-COWLES, Inc.(filed as Exhibit 2.1 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by Reference).
10.21	Stockholders Agreement, dated August 14, 1998, by and among the Company and J.B. Jennings and Bret A. Lewis (filed as exhibit 2.2 to Schedule 13D of Bret A. Lewis, File No. 005-35850, and incorporated herein by reference.
10.22	$500,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as exhibit 99.2 to the Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).
10.23	$300,000 Subordinated Promissory Note issued by the Company to Epworth Manufacturing Company (filed as exhibit 99.2 to the Company's Form 8-K on August 27, 1998, File No. 000-11625, and incorporated herein by reference).
10.24	Revolving credit loan between Comerica Bank and the Company dated August 12, 1998 (filed as Exhibit 10.1 to the Company's form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).
10.25	Letter dated December 31, 1998 from Microfluidics International Corporation To Irwin J. Gruverman. (Filed as exhibit 3.10(2) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998 and incorporated herein by reference.)
10.26	Revolving Credit and Term Loan Agreement among MFIC Corporation and National Bank of Canada dated February 28, 2000. (Filed as exhibit 10.26 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.27	Revolving Credit Note of the Company in favor of National Bank of Canada in the amount of $4,000,000.00 dated February 28, 2000. (Filed as exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.28	Term Note of the Company in favor of National Bank of Canada in the amount of $475,000.00 dated February 28, 2000. (Filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.29	Security Agreement of the Company in favor of National Bank of Canada dated February 28, 2000. (Filed as exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.30	Trademark and Trademark Applications Security Agreement of the Company in favor of National Bank of Canada, dated February 28, 2000. (Filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.31	Patent and Patent Applications Security Agreement of the Company in favor of National Bank of Canada, dated February 28, 2000. (Filed as exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.32	Unlimited Guaranty of Microfluidics Corporation in favor of National Bank of Canada Dated February 28, 2000. (Filed as exhibit 10.32 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.33	Stock Pledge Agreement between the Company and National Bank of Canada dated February 28, 2000. (Filed as exhibit 10.33 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.34	Subordination Agreement among the Company, Lake Shore Industries, Inc. and National Bank of Canada dated as of February 28, 2000. (Filed as exhibit 10.34 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.35	Subordinated Promissory Note on the Company in favor of Lake Shore Industries, Inc. in the amount of $300,000.00 dated February 28, 2000. (Filed as exhibit 10.35 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.36	Forbearance Agreements with Comerica. (Filed as exhibit 10.36 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.37	Settlement Agreement, dated January 17, 2000 by and among the Company, Bret A. Lewis, J. B. Jennings, Lake Shore Industries, Inc., and JLJ Properties, Inc., with $300,000 Subordinated Promissory Note dated February 28, 2000, issued by the Company to Lake Shore Industries, Inc. (FKA Epworth Manufacturing Company, Inc). (Filed as exhibit 10.37 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.38	Letter, dated December 31, 1999, from MFIC Corporation to Irwin J. Gruverman and G&G Diagnostics Corp. (Filed as exhibit 10.38 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.39	Letter, dated December 31, 1999, from MFIC Corporation to Irwin J. Gruverman. (Filed as exhibit 10.39 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.40	First Amendment to Revolving Credit and Term Loan Agreement between the Company and National Bank of Canada dated March 30, 2000. (Filed as exhibit 10.40 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.41	Lease between ABB and Microfluidics dated April 14, 2000 for space at Lampertheim, Germany. (Filed as exhibit 10.41 to the Company's Annual Report on Form 10-K for fiscal year
10.42	Security Agreement between MFIC Corporation and J.M. Huber Corporation dated October 18, 2000. (Filed as exhibit 10.42 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.43	Settlement agreement between MFIC Corporation and J.M. Huber Corporation dated December 18, 2000. (Filed as exhibit 10.43 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)

10.44	Letter, dated December 31, 2000, from MFIC Corporation to Irwin J. Gruverman and G&G Diagnostics Corporation. (Filed as exhibit 10.45 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.45	Letter, dated December 31, 2000, from MFIC Corporation to Irwin J. Gruverman. (Filed as exhibit 10.46 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.46	Lease for 30 Ossipee Road, Newton, Massachusetts dated October 19, 2001, between Microfluidics International Corporation and King Real Estate Corp., Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384. (Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for fiscal year ended December 21, 2001, and incorporated herein by reference.)
10.47	Consulting agreement with Vincent Cortina dated January 2, 2002. (Filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.48	Letter dated December 31, 2001 from MFIC Corporation to Irwin J. Gruverman. (Filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.49	Second Amendment to Revolving Credit and Term Loan Agreement between the Company and PNC Bank, N.A. dated March 29, 2002. (Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.50	1986 Employee Stock Purchase Plan as Amended. (Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.51	1988 Stock Plan as Amended. (Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.52	Letter dated December 31, 2002 from MFIC Corporation to Irwin J. Gruverman. (Filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference.)
10.53	Third Amendment to Revolving Credit and Term Loan Agreement between the Company and PNC Bank N.A. dated February 19, 2003. (Filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference.)
10.54	Fourth Amendment and Waiver to Revolving Credit and Term Loan Agreement between the Company and PNC Bank, N.A. dated February 6, 2004.
10.55	Asset Purchase Agreement dated February 5, 2004, by and among MFIC Corporation and Morehouse-COWLES, Inc. (Filed as Exhibit 2 to the Company's Form 8K dated February 13, 2004, and incorporated herein by reference.)
10.56	Revolving Line of Credit Note in the amount of $1,000,000 in favor of Banknorth, N.A. dated March 3, 2004. (Filed as Exhibit 10.57 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2003, and incorporated herein by reference.)
10.57	Letter dated December 31, 2003 from MFIC Corporation to Irwin Gruverman
10.58	Secured Term Note in the amount of $1,000,000 in favor of Banknorth, N.A. dated March 3, 2004.
10.59	Loan and Security Agreement between Banknorth, N.A. and the Company dated March 3, 2004.
10.60	Trademark Security Agreement of the Company in favor of Banknorth, N.A., dated March 3, 2004.

10.61		Patent Security Agreement of the Company in favor of Banknorth, N.A., dated March 3, 2004.
10.62		Placement Agency Agreement between the Company and Casimir Capital L.P. dated February 13, 2004.
10.63		First Amendment to Placement Agency Agreement between the Company and Casimir Capital L.P. dated March 12, 2004.
10.64		Registration Rights Agreement between the Company and Purchasers dated March 16, 2004.
14.00		Code of Ethics, as adopted by the Company
*23	(a)	Consent of Brown & Brown, LLP
*31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
*31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
*32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION
	By:	/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman Chief Executive Officer and Chairman of the Board
April 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been duly signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 29th day of April 2004.

Signature	Title	Date

/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman	Chief Executive Officer (Principal Executive Officer, Chairman of the Board of Directors and Secretary)	April 29, 2004
/s/ JAMES N. LITTLE James N. Little	Director	April 29, 2004
/s/ VINCENT CORTINA Vincent Cortina	Director	April 29, 2004
/s/ EDWARD T. PASLAWSKI Edward T. Paslawski	Director	April 29, 2004

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES.
Part II
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  Item 11. EXECUTIVE COMPENSATION
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
List of Exhibits
SIGNATURES