Form 10-Q
period 2004-03-31
MFIC CORP
filed 2004-05-17
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Registrant had 9,888,403 shares of Common Stock, par value $.01 per share, outstanding on May 12, 2004.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2004 (Unaudited)	December 31, 2003
Current Assets:
Cash and cash equivalents	$1,778,087	$50,270
Accounts receivable, less allowance for doubtful accounts of $64,500 at March 31, 2004 and $58,500 at December 31, 2003	1,787,313	1,814,584
Inventories, net	2,297,939	1,683,703
Note receivable – NuSil	100,000	—
Note receivable – current	20,536	16,429
Prepaid expenses	126,987	207,210
Other current assets	26,329	38,749
Assets available for sale	—	1,383,118
TOTAL CURRENT ASSETS	6,137,191	5,194,063

Property and Equipment, at cost:
Furniture, fixtures and office equipment	361,422	330,022
Machinery and equipment	212,374	219,765
Leasehold improvements	59,274	50,568
	633,070	600,355
Less: Accumulated depreciation and amortization	(436,067)	(418,066)
Net property and equipment	197,003	182,289

Note receivable – long-term	50,654	54,761
Patents, licenses and other assets (net of accumulated amortization of $304,735 at March 31, 2004 and $303,785 at December 31, 2003)	55,028	55,978
TOTAL ASSETS	$6,439,876	$5,487,091

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2004 (Unaudited)	December 31, 2003
Current Liabilities:
Line of credit	$18,585	$2,425,613
Accounts payable and accrued expenses	1,034,837	1,061,897
Accrued interest- related party	743	2,639
Accrued compensation and vacation pay	102,135	111,855
Customer advances	413,110	223,501
Current portion of term note payable	250,000	58,735
Current portion of long-term debt-related party	62,500	75,000
Liabilities associated with assets available for sale	—	661,095
TOTAL CURRENT LIABILITIES	1,881,910	4,620,335

Long-term debt, net of current portion- related party	—	6,250
Term note	750,000	—
Stockholders’ Equity:
Common Stock, par value $.01 per share, 20,000,000 shares authorized; 9,704,381 and 8,288,604 shares issued; 9,443,935 and 8,028,158 shares outstanding at March 31, 2004 and December 31, 2003, respectively	97,043	80,281
Additional paid-in capital	16,368,123	13,150,862
Accumulated deficit	(11,969,499)	(11,682,936)
Less: Treasury Stock, at cost, 260,446 shares at March 31, 2004 and December 31, 2003, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS’ EQUITY	3,807,966	860,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,439,876	$5,487,091

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	(Unaudited)
	2004	2003
Revenues	$2,251,452	$2,949,677
Cost of goods sold	1,012,873	1,457,754
Gross profit	1,238,579	1,491,923
Operating expenses:
Research and development	199,129	136,060
Selling	545,624	506,025
General and administrative	532,976	414,793
Total operating expenses	1,277,729	1,056,878

(Loss) income from continuing operations	(39,150)	435,045

Interest expense	(16,863)	(31,563)
Interest income	830	2,089

Net (loss) income from continuing Operations	(55,183)	405,571
Loss from discontinued operations	(231,380)	(215,899)
Net (loss) income	(286,563)	189,672

Weighted average number of common and common equivalent shares outstanding:
Basic	8,468,537	7,455,233
Diluted	8,468,537	7,530,529
Basic amounts per common share:
Net (loss) income per share from continuing operations	$(0.01)	$0.05
Basic net loss per share from discontinued operations	$(0.02)	$(0.02)
Basic, as reported	$(0.03)	$0.03

Diluted amounts per common share:
Net (loss) income per share from continuing operations	$(0.01)	$0.05
Diluted net loss per share from discontinued operations	$(0.02)	$(0.02)
Diluted, as reported	$(0.03)	$0.03

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	(Unaudited)
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(286,563)	$189,672
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	18,951	63,749
Provision for obsolete inventory	15,000	11,000
(Gain) on sale of fixed assets	—	(23,500)
Bad debt expense	6,000	13,000
Changes in assets and liabilities:
Trade and other receivables	21,271	254,594
Inventories	(629,236)	(421,851)
Prepaid expenses	80,223	74,964
Other current assets	12,420	(62,876)
Current liabilities	150,933	279,277
Net cash (used in) provided by operating activities:	(611,001)	378,029

Cash flows from investing activities:
Proceeds from sale of assets available for sale – net	622,023	—
Proceeds from sale of fixed assets	—	23,500
Purchase of fixed assets	(32,716)	(93,424)
Net cash provided by (used in) investing activities:	589,307	(69,924)

Cash flows from financing activities:
Proceeds from private placement (net of closing costs of $508,507)	3,058,033	—
Proceeds from term loan – Banknorth	1,000,000	—
Payment on bank line of credit – PNC	(2,425,613)	(260,345)
Payment of subordinated debt—related party	(18,750)	(18,750)
Payments on term note – PNC	(58,735)	(23,751)
Proceeds from line of credit – Banknorth	18,585	—
Proceeds from exercise of stock options	165,526	4,107
Issuance of common stock under employee stock purchase plan	10,465	4,466

Net cash provided by (used in) financing activities:	1,749,511	(294,273)

Net increase in cash and cash equivalents	1,727,817	13,832

Cash and cash equivalents beginning of period	50,270	84,956

Cash and cash equivalents end of period	$1,778,087	$98,788

See notes to condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.)                                   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

MFIC Corporation (“MFIC or the Company”), through its wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Microfluidics. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K/A.

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company’s financial position and the results of operations.  These results are not necessarily indicative of the results to be expected for the entire year.

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K/A for the year ended December 31, 2003.  The Company has made no changes to these policies during this quarter.

Stock Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  At March 31, 2004, the Company had one stock incentive plan. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,
	2004	2003
Net (loss) earnings, as reported	$(286,563)	$189,672
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	46,404	2,367
Pro forma net earnings (loss)	$(332,967)	$187,305
Earnings per share:
Basic – as reported	$(0.03)	$0.03
Basic – pro forma	$(0.04)	$0.02
Diluted – as reported	$(0.03)	$0.03
Diluted – pro forma	$(0.04)	$0.02

2.)                                   INVENTORIES

The components of inventories are as follows at:

	March 31, 2004	December 31, 2003
Raw Material	$2,192,812	$1,580,991
Work in Progress	109,732	80,439
Finished Goods	120,395	132,273
Less: Provision for Obsolete Inventory	(125,000)	(110,000)
Total	$2,297,939	$1,683,703

3.)                                   ASSETS AVAILABLE FOR SALE

In the fourth quarter of 2003 the Company determined that its Morehouse-COWLES Division (the “Division”) was not strategic to the Company’s on-going objectives and in December 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Division.  Accordingly, the Company reported the Division as a discontinued operation in accordance with SFAS 144.  The condensed consolidated financial statements have been reclassified to segregate the assets and associated liabilities available for sale and operating results of these discontinued operations for all periods presented.

Assets and liabilities of discontinued operations are as follows:

December 31, 2003
Assets available for sale
Accounts receivable-trade	$472,573
Inventory	2,204,128
Prepaid expense	35,517
Net property and equipment	93,615
Total assets available for sale	2,805,833
Less: Provision for loss on disposal	(1,422,715)
Net assets available for sale	$1,383,118

Liabilities associated with assets available for sale
Accounts payable and accrued expenses	$457,139
Customer deposits	203,956
Liabilities associated with assets available for sale	$661,095

The following summarizes operating results of the discontinued operations of Morehouse-COWLES:

	March 31,
	2004	2003
Revenues	$323,635	$837,506
Cost of sales	308,548	634,568
Gross profit	15,087	202,938
Total operating expenses	238,760	418,837
	(223,673)	(215,899)
Loss on disposal of Discontinued Operations	7,707	—
Loss from discontinued operations	$(231,380)	$(215,899)

On February 9, 2004, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated February 5, 2004 between the Company and a wholly owned subsidiary of NuSil Corporation (“NuSil”), the Company sold substantially all of the assets and selected liabilities of its' Division to NuSil. Other than NuSil’s prior purchases of products from the Division, there were no preexisting relationships between the Company and NuSil.

The assets of the Division that were sold included accounts receivable, furniture, fixtures and equipment, inventory and supplies, books and records, bids, contracts, prepaid expenses, leases, intellectual property, goodwill, domain names and claims, all as described in the Asset Purchase Agreement (collectively, the “Assets”) in the amount of approximately $2,850,000.  In addition, certain rights and obligations arising after February 9, 2004 under the Division’s PacifiCare Group Health Insurance Policy were assigned. The Division’s cash or cash equivalents on hand on February 9, 2004 were excluded from the assets being sold.  Under the Asset Purchase Agreement, the Division’s executory obligations under certain contracts and bids, and the Division’s accounts payable as of February 9, 2004 in the amount of $623,240, were assumed by NuSil.

The purchase price (other than the assumption of accounts payable described in the preceding paragraph) paid under the Asset Purchase Agreement was $918,238. Of the purchase price, $768,238 (the “Closing Cash”) was paid in cash, $100,000 was paid in the form of a Promissory Note (the “Purchase Note”) and $50,000 (the “Holdback Payment”) was withheld for payment at a future date subject to any purchase price adjustments and offsets, as provided for in the Asset Purchase Agreement.  The Holdback Payment was paid in full on March 26, 2004 without adjustment or offset.

The sale generated a loss of approximately $1,400,000 which includes approximately $130,000 of selling costs.  In addition, due to the sale of the Morehouse-COWLES Division, goodwill associated with the 1998 purchase of this Division in the amount of $2,100,000 was impaired in 2003.

The aforementioned Purchase Note bears interest at five percent (5%) per annum, is secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the “Security Agreement”) between the parties and is subject to certain offsets as provided in the Asset Purchase Agreement.  Principal and interest on the Purchase Note are payable on February 9, 2005, unless there is a claim for an offset as allowed for under the Asset Purchase Agreement, which claim might delay final payment of amounts due under the Purchase Note until final resolution of any such claim under the procedures outlined in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, MFIC entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits MFIC’s ability to compete with the business of the Division for a period of five years.

4.)                                   EARNINGS (LOSS) PER SHARE

Basic and diluted net (loss) earnings per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”), for all periods presented.  In accordance with SFAS No. 128, basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three months ended
	March 31, 2004	March 31, 2003

Shares for computation of basic net income per share	8,468,537	7,455,233
Effect of dilutive stock options And options and warrants	—	75,296
Shares for computation of diluted net income per share	8,468,537	7,530,529

5.)                                   CREDIT FACILITY

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

On March 3, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility is comprised of (i) a $1 million demand revolving line of credit (“Revolving Credit Line”) with advances thereunder bearing interest at an interest rate equal to the prime rate (the Prime Rate for United States borrowings from Banknorth, N.A. as publicly announced from time to time).  All borrowings under the Revolving Credit Line are evidenced by a $1 million demand promissory note (the “Revolving Note”), and (ii) a $1,000,000 term promissory note, amortized over a four year period and having a maturity date of March 3, 2008 and bearing interest at an interest rate equal to the Federal Home Loan Bank Classic Rate at March 4, 2004 plus two and one-half percent (2.50%). Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiary.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of each year: (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At March 31, 2004, the outstanding balance on the Revolving Credit Line was $39,888, having an interest rate of 4%. The balance outstanding on the term loan was $1,000,000, at an interest rate of 5.67%.

6.)                                   PRIVATE PLACEMENT OFFERING

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional ½ share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

MFIC CORPORATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.                    BACKGROUND

In 1998, the Company purchased the assets and liabilities of Morehouse-COWLES, Inc. (“Morehouse-COWLES”).  This was done to complete a strategic combination with the Microfluidics Division, in order to enhance the Company’s position in the coatings market, which, at the time, was the dominant part of the Company’s business.

Since that time, the direction of the core business of the Company changed significantly from coatings to other areas, (in particular the Health Care sector).  The Company determined that it could no longer support the previous strategic plan and the Company, therefore, prepared a plan to divest the Morehouse-COWLES Division.

It was expected that the sale would positively impact the Company’s cash flow, and would allow the Company to focus on the core business, and expand its sales and marketing resources for the Company’s Microfluidizer® processor systems line, and promote its new MMR nanoparticle production systems.

During the fourth quarter of 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Morehouse-COWLES Division.  Accordingly, at year end, the Company reported the division as discontinued operations and reclassified the assets and associated liabilities as available for sale. The search for a buyer eventually resulted in NuSil Corporation, a California corporation “NuSil”) making an offer in December 2003 to purchase the Morehouse-COWLES Division’s assets and selected liabilities at a price that was acceptable to the Company.

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

The purchase price (other than the assumption of accounts payable described in the preceding paragraph) paid under the Asset Purchase Agreement was $918,238.  Of the purchase price, $768,238 (the “Closing Cash”) was paid in cash, $100,000 was paid in the form of a Promissory Note (the “Purchase Note”) and $50,000 (the “Holdback Payment”) was withheld for payment at a future date subject to any purchase price adjustments and offsets, as provided for in the Asset Purchase Agreement.  The Holdback Payment was paid in full on March 26, 2004 without adjustment or offset.

The Closing Cash was paid directly to PNC Bank, National Association (“PNC”), to be applied to MFIC’s outstanding balance under MFIC’s Revolving Credit Loan with PNC (the “Revolving Credit Loan”).

The aforementioned Purchase Note bears interest at five percent (5%) per annum, is secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the “Security Agreement”) between the parties and is subject to certain offsets as provided in the Asset Purchase Agreement.  Principal and interest on the Purchase Note are payable on February 9, 2005, unless there is a claim for an offset as allowed for under the Asset Purchase Agreement, which claim might delay final payment of amounts due under the Purchase Note until final resolution of any such claim under the procedures outlined in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, MFIC entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits MFIC’s ability to compete with the business of the Division for a period of five years.

The sale generated a loss of approximately $1,400,000.  Due to the sale of the Morehouse-COWLES Division, goodwill associated with the 1998 purchase of this division in the amount of $2,100,000 was impaired in 2003.

RESULTS OF CONTINUING OPERATIONS

Total Company revenues for the quarter ended March 31, 2004 from continuing operations were $2,251,452, as compared to revenues of $2,949,677 for the three months ended March 31, 2003, representing a decrease of $698,225, or 24%. The decrease during this period is due principally to a decrease in sales of machines of approximately $625,000, and from a decrease in the sale of spare parts of approximately $63,000.

Cost of goods sold for the three months ended March 31, 2004 was $1,012,873 or 45% of revenue, compared to $1,457,754 or 49% of revenue, for the three months ended March 31, 2003. The decrease in cost of goods sold in absolute dollars for the three months ended March 31, 2004, reflects the overall decrease in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.

Total operating expenses for the three months ended March 31, 2004 were $1,277,729 or 57% of revenue, as compared to $1,056,878 or 36% of revenue, for the three months ended March 31, 2003, which is an increase of approximately $221,000 or 21%.

Research and development expenses for the three months ended March 31, 2004 were $199,129 compared to $136,060 for the three months ended March 31, 2003, an increase of $63,069 or 46%.  The increase in research and development expenses was primarily due to an increase in payroll and related costs of approximately $41,000, and an increase in test supplies of approximately $17,000.

Selling expenses for the three months ended March 31, 2004 increased approximately $40,000, compared to the three months ended March 31, 2003 from $506,025 to $545,624. The increase is primarily attributable to an increase in commission expenses of approximately $42,000, an increase in travel and entertainment costs of approximately $10,000, partially offset by a decrease in payroll costs of approximately $6,000.

For the three months ended March 31, 2004, general and administrative expenses increased by approximately $118,000 to $532,976 from $414,793 at March 31, 2003. The increase in general and administrative expenses is principally due to an increase in payroll costs of approximately $63,000, professional fees of approximately $30,000, and an increase in corporate expenses of approximately $10,000.

Interest expense for the three months ended March 31, 2004 decreased $14,700 or 47%, to $16,863 from $31,563 for the three months ended March 31, 2003.  The overall decrease is due to the paydown of the line of credit with PNC Bank, N.A. (the prior lender), resulting in the reduction of interest expense.

RESULTS OF DISCONTINUED OPERATIONS

Total Company revenues for the quarter ended March 31, 2004 from discontinued operations were $323,635, as compared to revenues of $837,506 for the three months ended March 31, 2003, representing a decrease of $513,871, or 61%.  The decrease during this period is due principally to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Cost of goods sold for the three months ended March 31, 2004 was $308,548 or 95% of revenue, compared to $634,568 or 76% of revenue for the three months ended March 31, 2003.  The decrease in cost of goods sold is attributable to the sale of the operation to NuSil on February 9, 2004.

Total operating expenses for the three months ended March 31, 2004 were $238,760 or 74% of revenue, as compared to $418,837 or 50% of revenue, for the three months ended March 31, 2003, which is a decrease of approximately $180,000 or 43%.

Research and development expenses for the three months ended March 31, 2004 were $37,413 compared to $74,536 for the three months ended March 31, 2003, a decrease of $37,123 or 50%.  The decrease in research and development expenses was due to the sale of the operation to NuSil on February 9, 2004.

Selling expenses for the three months ended March 31, 2004 decreased approximately $75,000, compared to the three months ended March 31, 2003 from $209,096 to $134,094.  The decrease is attributable to the sale of the operation to NuSil on February 9, 2004.

For the three months ended March 31, 2004, general and administrative expenses decreased by approximately $68,000 to $67,253 from $135,205 at March 31, 2003.  The decrease in general and administrative expenses is due to the sale of the operation to NuSil on February 9, 2004.

2.                    LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional ½ share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

As of March 31, 2004, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit and a $1,000,000 four-year term loan facility. As of March 31, 2004, the Company had a balance of $18,585 under its' revolving credit line and a balance of $1,000,000 under its' loan facility.

The Company used cash of $611,001 and generated cash of $378,029 from operations for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, the Company’s principal operating cash requirements were to fund its loss from operations, and an increase in inventory, partially offset by an increase in current liabilities, a decrease in trade receivables, other current assets and prepaid expenses. For the three months ended March 31, 2003, the Company’s principal operating cash requirements were to fund its increase in inventory and other current assets, offset by an increase in current liabilities, a decrease in trade receivables, prepaid expenses, and net income from operations.

The Company generated cash of $589,307 and used cash of $69,924 for investing activities for the three months ended March 31, 2004 and 2003, respectively. Net cash used for investing activities for the three months ended March 31, 2004 was generated through the sale of the Morehouse-COWLES Division, partially offset by the purchase of capital equipment.  Net cash provided by investing activities for the three months ended March 31, 2003 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment. As of March 31, 2004, the Company had no material commitments for capital expenditures.

The Company generated cash of $1,749,511 for the three months ended March 31, 2004, consisting of proceeds from a new term loan and line of credit from a new lender, Banknorth, payments on the previous line of credit, the term note and subordinated debt, offset by proceeds from the private placement, the issuance of common stock for options exercised, and proceeds from stock issued from the employee stock purchase plan.  The Company used cash of $294,273 for the three months ended March 31, 2003, consisting of payments on the line of credit, the term note, and subordinated debt, partially offset by proceeds from the issuance of common stock.

As of March 31, 2004, the Company had $1,778,087 in cash and cash equivalents, compared to $98,788 as of March 31, 2003.

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

The Company had approximately $19,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $100 negative effect on the Company’s earnings and cash flows on a quarterly basis.

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

MFIC CORPORATION

PART II– OTHER INFORMATION

ITEM 5            OTHER INFORMATION

                          Not applicable

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

Date: May 12, 2004