Form 10-Q
period 2004-06-30
MFIC CORP
filed 2004-08-10
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Registrant had 9,895,481 shares of Common Stock, par value $.01 per share, outstanding on July 30, 2004.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2004	December 31, 2003

Current Assets:
Cash and cash equivalents	$1,919,968	$50,270
Accounts receivable, less allowance for doubtful accounts of $60,500 at June 30, 2004 and $58,500 at December 31, 2003	1,401,991	1,814,584
Inventories, net	2,108,882	1,683,703
Note receivable – NuSil	100,000	—
Note receivable – current	24,643	16,429
Prepaid expenses	258,922	207,210
Other current assets	94,183	38,749
Assets available for sale	—	1,383,118
TOTAL CURRENT ASSETS	5,908,589	5,194,063

Property and Equipment, at cost:
Furniture, fixtures and office equipment	368,443	330,022
Machinery and equipment	387,165	219,765
Leasehold improvements	72,644	50,568
	828,252	600,355
Less: Accumulated depreciation and amortization	(457,067)	(418,066)
Net property and equipment	371,185	182,289

Note receivable – long-term	46,547	54,761
Patents, licenses and other assets (net of accumulated amortization of $305,685 at June 30, 2004 and $303,785 at December 31, 2003)	54,078	55,978
TOTAL ASSETS	$6,380,399	$5,487,091

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2004	December 31, 2003

Current Liabilities:
Line of credit	$19,000	$2,425,613
Accounts payable and accrued expenses	633,697	1,061,897
Accrued interest- related party	—	2,639
Accrued compensation and vacation pay	95,854	111,855
Customer advances	481,793	223,501
Current portion of term note payable	250,000	58,735
Current portion of long-term debt-related party	43,750	75,000
Liabilities associated with assets available for sale	—	661,095
TOTAL CURRENT LIABILITIES	1,524,094	4,620,335

Long-term debt, net of current portion- related party	—	6,250
Term note	687,501	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,888,403 and 8,028,158 shares issued; 9,627,957 and 7,767,712 shares outstanding at June 30, 2004 and December 31, 2003, respectively	98,884	80,281
Additional paid-in capital	16,470,625	13,150,862
Accumulated deficit	(11,713,004)	(11,682,936)
Less: treasury stock, at cost, 260,446 shares at June 30, 2004 and December 31, 2003, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS’ EQUITY	4,168,804	860,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,380,399	$5,487,091

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,081,977	$3,119,465	$5,333,429	$6,069,142
Cost of goods sold	1,406,003	1,453,341	2,418,876	2,911,095
Gross profit	1,675,974	1,666,124	2,914,553	3,158,047
Operating expenses:
Selling	588,417	642,863	1,134,041	1,148,888
Research and development	207,183	204,195	406,312	340,256
General and administrative	615,453	448,594	1,148,429	863,387
Total operating expenses	1,411,053	1,295,652	2,688,782	2,352,531
Income from continuing operations	264,921	370,472	225,771	805,516
Interest income	11,671	2,411	12,501	4,500
Interest expense	(20,097)	(31,028)	(36,960)	(62,591)
Net income from continuing operations	256,495	341,855	201,312	747,425
Loss from discontinued operations	—	(87,215)	(231,380)	(303,114)
Net income (loss)	$256,495	$254,640	$(30,068)	$444,311
Weighted average number of common and common equivalent shares outstanding:
Basic	9,621,460	7,460,541	9,044,998	7,457,887
Diluted	10,579,796	7,596,056	10,176,675	7,577,542
Net income (loss) per share from continuing operations:
Basic	$0.03	$0.05	$0.02	$0.10
Diluted	$0.02	$0.05	$0.02	$0.10
Net (loss) per share from discontinued operations:
Basic	$ N/A	$(0.01)	$(0.03)	$(0.04)
Diluted	$ N/A	$(0.01)	$(0.03)	$(0.04)
Net income (loss) per share:
Basic	$0.03	$0.03	$(0.00)	$0.06
Diluted	$0.02	$0.03	$(0.00)	$0.06

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	(Unaudited)
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(30,068)	$444,311
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	40,901	130,100
Provision for obsolete and excess inventory	30,000	—
(Gain) on sale of fixed assets	—	(23,500)
Bad debt expense	2,000	15,378
Changes in assets and liabilities:
Trade and other receivables	410,593	259,793
Inventories	(455,179)	(224,719)
Prepaid expenses	(51,712)	27,683
Other current assets	(55,434)	(21,561)
Current liabilities	(188,548)	(616,649)
Assets and liabilities available for sale	(196,215)	—
Net cash used in operating activities:	(493,662)	(9,164)

Cash flows from investing activities:
Proceeds from sale of assets available for sale	818,238	—
Proceeds from sale of fixed assets	—	23,500
Purchase of fixed assets	(227,897)	(40,268)
Net cash provided by (used in) investing activities	590,341	(16,768)

Cash flows from financing activities:
Proceeds from private placement (net of closing costs of $644,199)	2,922,341	—
Proceeds from term loan – Banknorth	1,000,000	—
Payment on bank line of credit – PNC	(2,425,613)	—
Payment of subordinated debt-related party	(37,500)	(37,500)
Payments on term loan – Banknorth	(62,499)	—
Payments on term note – PNC	(58,735)	(47,502)
Proceeds from line of credit – Banknorth	19,000	—
Proceeds from line of credit – PNC	—	96,395
Proceeds from exercise of stock options	405,560	—
Proceeds from note receivable	—	8,214
Issuance of common stock under employee Stock purchase plan	10,465	4,466

Net cash provided by financing activities:	1,773,019	24,073

Net increase (decrease) in cash and cash equivalents	1,869,698	(1,859)

Cash and cash equivalents beginning of period	50,270	84,956

Cash and cash equivalents end of period	$1,919,968	$83,097

See notes to condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.) ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

MFIC Corporation (“MFIC or the Company”), through its wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of mixing, microemulsion, nanosuspension, encapsulation, and cell disruption applications.

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

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company’s financial position and the results of its operations.  These results are not necessarily indicative of the results to be expected for the entire year.

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K/A for the year ended December 31, 2003.  The Company has made no changes to these policies during this quarter.

Stock Based Compensation

As allowed by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  At June 30, 2004, the Company had one stock incentive plan. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) earnings, as reported	$256,495	$254,640	$(30,068)	$444,311
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	59,186	2,641	105,590	5,008
Pro forma net earnings (loss)	$197,309	$251,999	$(135,568)	$439,303
Earnings per share:
Basic – as reported	$0.03	$0.03	$0.00	$0.06
Basic – pro forma	$0.02	$0.03	$0.00	$0.06
Diluted – as reported	$0.02	$0.03	$0.00	$0.06
Diluted – pro forma	$0.02	$0.03	$0.00	$0.06

2.) INVENTORIES

The components of inventories are as follows at:

	June 30, 2004	December 31, 2003
Raw material	$2,033,626	$1,580,991
Work in progress	76,236	80,439
Finished goods	139,020	132,273
Less: provision for obsolete and excess inventory	(140,000)	(110,000)
Total	$2,108,882	$1,683,703

3.) ASSETS AVAILABLE FOR SALE

In the fourth quarter of 2003 the Company determined that its Morehouse-COWLES Division (the “Division”) was not strategic to the Company’s on-going objectives and in December 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Division.  Accordingly, the Company reported the Division as a discontinued operation in accordance with SFAS No.144, Accounting for the impairment of disposal of long-lived assets.  The condensed consolidated financial statements have been reclassified to segregate the assets and associated liabilities available for sale and operating results of these discontinued operations for all periods presented.

Assets and liabilities of discontinued operations are as follows:

December 31, 2003
Assets available for sale
Accounts receivable-trade	$472,573
Inventory	2,204,128
Prepaid expense	35,517
Property and equipment	93,615
Total assets available for sale	2,805,833
Less: Provision for loss on disposal	(1,422,715)
Assets available for sale	$1,383,118

Liabilities associated with assets available for sale
Accounts payable and accrued expenses	$457,139
Customer deposits	203,956
Liabilities associated with assets available for sale	$661,095

The following summarizes operating results of the discontinued operations of Morehouse-COWLES:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues	$—	$1,035,818	$323,635	$1,873,324
Cost of sales	—	725,489	308,548	1,360,057
Gross profit	—	310,329	15,087	513,267
Total operating expenses	—	397,544	238,760	816,381
	—	(87,215)	(223,673)	(303,114)
Loss on disposal of discontinued operations	—	—	7,707	—
Loss from discontinued operations	$—	$(87,215)	$(231,380)	$(303,114)

On February 9, 2004, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated February 5, 2004 between the Company and a wholly owned subsidiary of NuSil Corporation (“NuSil”), the Company sold substantially all of the assets and selected liabilities of the Division to NuSil. Other than NuSil’s prior purchases of products from the Division, there were no preexisting relationships between MFIC and NuSil.

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

The sale resulted in a loss of approximately $1,400,000 which includes approximately $130,000 of selling costs.  In addition, due to the sale of the Morehouse-COWLES Division, goodwill associated with the 1998 purchase of this Division in the amount of $2,100,000 was impaired in 2003.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Shares for computation of basic net income per share	9,621,460	7,460,541	9,044,998	7,457,887
Effect of dilutive stock options and warrants	958,336	135,515	1,131,677	119,655
Shares for computation of diluted net income per share	10,579,796	7,596,056	10,176,675	7,577,542

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

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At June 30, 2004, the outstanding balance on the Revolving Credit Line was $19,000, having an interest rate of 4%. The balance outstanding on the term loan was $937,501, at an interest rate of 5.67%.

6.)  PRIVATE PLACEMENT OFFERING

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional one-half share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

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

The sale resulted in a loss of approximately $1,400,000.  Due to the sale of the Morehouse-COWLES Division, goodwill associated with the 1998 purchase of this division in the amount of $2,100,000 was impaired in 2003.

RESULTS OF CONTINUING OPERATIONS

Total Company revenues for the quarter ended June 30, 2004 were $3,081,977, as compared to revenues of $3,119,465 in the corresponding period in 2003, representing a decrease of $37,488, or 1%. For the six month period ended June 30, 2004, revenues decreased $735,713, or 12%, to $5,333,429 from $6,069,142 for the first six months of 2003.  The decrease in revenue for the three months ended June 30, 2004 is due primarily to a decrease in sales of machines of approximately $28,000. The decrease in revenue for the six month period ended June 30, 2004 versus June 30, 2003 is due to one less sale of a large production machine for approximately $615,000, a decrease in the sale of other machines of approximately $50,000, and a decrease in the sales of spare parts of approximately $70,000.

Cost of goods sold for the three months ended June 30, 2004 was $1,406,003, or 46% of revenue, compared to $1,453,341 or 47% of revenue, for the same period last year.  For the six month period ended June 30, 2004, cost of goods sold was $2,418,876, or 45% of revenue, compared to $2,911,095 or 48% of revenue, for the comparable period in 2003.  The decrease in cost of goods sold in absolute dollars for both the three and six months ended June 30, 2004, reflects the decrease in sales for the respective periods.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended June 30, 2004 were $1,411,053 or 46% of revenue, as compared to $1,295,652 or 42% of revenue for the same period last year, which is an increase of $115,401 or 9%.  Operating expenses for the six months ended June 30, 2004 were $2,688,782 or 50% of revenue, as compared to $2,352,531 or 39% of revenue, for the same period last year, an increase of $336,251 or 14%.

Research and development expenses for the three months ended June 30, 2004 were $207,183 compared to $204,195 for the three months ended June 30, 2003, an increase of $2,988 or 1%.

Research and development expenses for the six months ended June 30, 2004 were $406,312 compared to $340,256 for the six months ended June 30, 2003, an increase of $66,056 or 19%. The increase in research and development expenses was primarily due to an increase in the number of employees and a corresponding increase in payroll costs of approximately $72,000, partially offset by a decrease in testing materials of approximately $15,000.

Selling expenses for the three months ended June 30, 2004 decreased $54,446 or 8%, compared to the three months ended June 30, 2003, from $642,863 to $588,417. The principal decreases in selling expenses were due to a decrease in commission expenses of approximately $40,000, a decrease in payroll and related costs of approximately $22,000, and a decrease in shipping costs of approximately $10,000, partially offset by an increase in advertising costs of approximately $10,000.

Selling expenses for the six months ended June 30, 2004 decreased approximately $15,000 or 1% compared to the six months ended June 30, 2003, from $1,148,888 to $1,134,041. The decreases were due to a decrease in payroll and related expenses of approximately $28,000, a decrease in travel and related costs of approximately $14,000, and a decrease in shipping costs of approximately $6,000, partially offset by an increase in advertising costs of approximately $21,000, and an increase in public relations costs of approximately $12,000.

For the three months ended June 30, 2004, general and administrative expenses increased by approximately $167,000 or 37%, from $448,594 to $615,453. The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $72,000, an increase in general overhead costs of approximately $37,000, and an increase in salaries and related costs of approximately $40,000.

For the six months ended June 30, 2004, general and administrative expenses increased by approximately $285,000 or 33%, from $863,387 to $1,148,429.  The increase in general and administrative expenses is principally due to an increase in salaries and related costs of approximately $92,000, an increase in professional fees of approximately $102,000, an increase in general overhead costs of approximately $36,000, and an increase in investor relation expenses of approximately $39,000.

Interest expense for the three months ended June 30, 2004 decreased approximately $11,000 or 35% to $20,097 compared to $31,028 for the three months ended June 30, 2003. The overall decrease is due to the reduction of the line of credit caused by the paydown of the debt from proceeds received from the sale of the Morehouse-COWLES operation.

Interest expense for the six months ended June 30, 2004 decreased approximately $26,000, or 41%, to $36,960 from $62,591 for the six months ended June 30, 2003.  The decrease is due to the reduction of the line of credit caused by the paydown of the debt from proceeds received from the sale of the Morehouse-COWLES operation.

RESULTS OF DISCONTINUED OPERATIONS

Total Company revenues from discontinued operations for the quarter ended June 30, 2004 were $0, as compared to revenues of $1,035,818 in the corresponding period in 2003, representing a decrease of $1,035,818, or 100%. For the six month period ended June 30, 2004, revenues decreased $1,549,689, or 83%, to $323,635 from $1,873,324 for the first six months of 2003.  The decrease in revenue for both the three and six months ended June 30, 2004 is due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Cost of goods sold for the three months ended June 30, 2004 was $0, compared to $725,489 or 70% of revenue, for the same period last year.  For the six month period ended June 30, 2004, cost of goods sold was $308,548, or 95% of revenue, compared to $1,360,057 or 73% of revenue, for the comparable period in 2003.  The decrease in cost of goods sold in absolute dollars for both the three and six months ended June 30, 2004, is due principally to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Total operating expenses for the three months ended June 30, 2004 were $0, as compared to $397,544 or 38% of revenue for the same period last year.  Operating expenses for the six months ended June 30, 2004 were $238,760 or 74% of revenue, as compared to $816,381 or 44% of revenue, for the same period last year, a decrease of $577,621 or 71%.

Research and development expenses for the three months ended June 30, 2004 were $0 compared to $77,179 for the three months ended June 30, 2003, a decrease of $77,179 or 100%.  The decrease in research and development expenses is due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Research and development expenses for the six months ended June 30, 2004 were $37,413 compared to $151,715 for the six months ended June 30, 2003, a decrease of $114,302 or 75%. The decrease in research and development expenses was due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Selling expenses for the three months ended June 30, 2004 decreased $226,776 or 100%, compared to the three months ended June 30, 2003, from $226,776 to $0. The decrease is due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Selling expenses for the six months ended June 30, 2004 decreased approximately $302,000 or 69% compared to the six months ended June 30, 2003, from $435,872 to $134,094. The decrease is due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

For the three months ended June 30, 2004, general and administrative expenses decreased by approximately $94,000 or 100%, from $93,589 to $0. The decrease in general and administrative expenses is due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

For the six months ended June 30, 2004, general and administrative expenses decreased by approximately $162,000 or 71%, from $228,794 to $67,253.  The decrease in general and administrative expenses is due to the sale of the operation to NuSil Corporation (“NuSil”) on February 9, 2004.

2. LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional one-half share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

As of June 30, 2004, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit and a $1,000,000 four-year term loan facility. As of June 30, 2004, the Company had a balance of $19,000 under its revolving credit line and a balance of $937,501 under its loan facility.

The Company used cash of $493,662 and $9,164 from operations for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the Company’s principal operating cash requirements were to fund its loss from operations, an increase in inventory, an increase in other current assets and prepaid expenses, and a decrease in current liabilities, partially offset by a decrease in trade and other receivables. For the six months ended June 30, 2003, the Company’s principal operating cash requirements were to fund its increase in inventory and other current assets, and a decrease in current liabilities, offset by net income from operations, and a decrease in trade receivables and prepaid expenses.

The Company generated cash of $590,341 and used cash of $16,768 for investing activities for the six months ended June 30, 2004 and 2003, respectively. Net cash used for investing activities for the six months ended June 30, 2004 was generated through the sale of the Morehouse-COWLES Division, partially offset by the purchase of capital equipment.  Net cash provided by investing activities for the six months ended June 30, 2004 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment.

As of June 30, 2004, the Company had no material commitments for capital expenditures.

The Company generated cash of $1,773,019 for the six months ended June 30, 2004, consisting of proceeds from the private placement, the issuance of common stock for options exercised, proceeds from stock issued from the employee stock purchase plan, and proceeds from a new term loan and line of credit from a new lender, Banknorth, offset by payments on the previous line of credit, the term note and subordinated debt. The Company generated cash of $24,073 for the six months ended June 30, 2003, consisting of proceeds from the line of credit, offset by payments on the term note, and subordinated debt, partially offset by proceeds from the issuance of common stock.

As of June 30, 2004, the Company had $1,919,968 in cash and cash equivalents, compared to $83,097 as of June 30, 2003.

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

The Company had approximately $19,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an immaterial effect on the Company’s earnings and cash flows on a quarterly basis.

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

PART II.                                                 OTHER INFORMATION

ITEM 5.                             OTHER INFORMATION

Not applicable.

MFIC CORPORATION

PART II- OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004