Form 10-Q
period 2004-09-30
MFIC CORP
filed 2004-11-03
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Registrant had 9,905,484 shares of Common Stock, par value $.01 per share, outstanding on November 1, 2004.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,610,191	$50,270
Accounts receivable, less allowance for doubtful accounts of $60,000 at September 30, 2004 and $58,500 at December 31, 2003	1,735,499	1,814,584
Inventories, net	2,273,686	1,683,703
Note receivable - NuSil	100,000	—
Note receivable - current	28,750	16,429
Prepaid expenses	272,074	207,210
Other current assets	44,124	38,749
Assets available for sale	—	1,383,118
TOTAL CURRENT ASSETS	6,064,324	5,194,063

Property and Equipment, at cost:
Furniture, fixtures and office equipment	386,531	330,022
Machinery and equipment	398,795	219,765
Leasehold improvements	85,795	50,568
	871,121	600,355
Less: Accumulated depreciation and amortization	(479,566)	(418,066)
Net property and equipment	391,555	182,289

Note receivable - long-term	42,440	54,761
Patents, licenses and other assets (net of accumulated amortization of $306,635 at September 30, 2004 and $303,785 at December 31, 2003)	84,310	55,978
TOTAL ASSETS	$6,582,629	$5,487,091

See notes to condensed consolidated financial statements.

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$109,000	$2,425,613
Accounts payable and accrued expenses	626,058	1,061,897
Accrued interest- related party	—	2,639
Accrued compensation and vacation pay	103,783	111,855
Customer advances	387,383	223,501
Current portion of term note payable	250,000	58,735
Current portion of long-term debt-related party	25,000	75,000
Liabilities associated with assets available for sale	—	661,095
TOTAL CURRENT LIABILITIES	1,501,224	4,620,335

Long-term debt, net of current portion- related party	—	6,250
Term note	625,002	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 20,000,000 shares authorized; 9,905,484 and 8,028,158 shares issued; 9,645,038 and 7,767,712 shares outstanding at September 30, 2004 and December 31, 2003, respectively	99,055	80,281
Additional paid-in capital	16,476,003	13,150,862
Accumulated deficit	(11,430,954)	(11,682,936)
Less: treasury stock, at cost, 260,446 shares at September 30, 2004 and December 31, 2003, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS’ EQUITY	4,456,403	860,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,582,629	$5,487,091

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,163,785	$1,912,738	$8,497,214	$7,981,880
Cost of goods sold	1,350,201	954,340	3,769,077	3,865,435
Gross profit	1,813,584	958,398	4,728,137	4,116,445
Operating expenses:
Selling	725,980	468,110	1,860,021	1,616,998
Research and development	278,869	214,406	685,181	554,662
General and administrative	515,783	408,615	1,664,212	1,272,002
Total operating expenses	1,520,632	1,091,131	4,209,414	3,443,662
Income (loss) from continuing operations	292,952	(132,733)	518,723	672,783
Interest income	5,955	2,465	18,456	6,965
Interest expense	(16,857)	(26,998)	(53,817)	(89,589)
Net income (loss) from continuing operations	282,050	(157,266)	483,362	590,159
Loss from discontinued operations	—	(186,080)	(231,380)	(489,194)
Net income (loss)	$282,050	$(343,346)	$251,982	$100,965
Weighted average number of common and common equivalent shares outstanding:
Basic	9,641,705	7,488,835	9,243,901	7,468,203
Diluted	10,441,116	7,488,835	10,248,293	7,661,476
Net income (loss) per share from continuing operations:
Basic	$0.03	$(0.02)	$0.05	$0.08
Diluted	$0.03	$(0.02)	$0.05	$0.08
Net (loss) per share from discontinued operations:
Basic	N/A	$(0.03)	$(0.03)	$(0.07)
Diluted	N/A	$(0.03)	$(0.03)	$(0.07)
Net income (loss) per share:
Basic	$0.03	$(0.05)	$0.03	$0.01
Diluted	$0.03	$(0.05)	$0.02	$0.01

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	(Unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$251,982	$100,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,350	196,449
Provision for obsolete and excess inventory	60,000	—
(Gain) on sale of fixed assets	—	(23,500)
Bad debt expense	1,500	9,378
Changes in assets and liabilities:
Trade and other receivables	77,585	1,038,045
Inventories	(649,983)	(258,006)
Prepaid expenses	(64,864)	41,918
Other current assets	(36,558)	33,839
Current liabilities	(282,668)	(533,882)
Assets and liabilities available for sale	(196,215)	—
Net cash (used in) provided by operating activities:	(774,871)	605,206

Cash flows from investing activities:
Proceeds from sale of assets available for sale	818,238	—
Proceeds from sale of fixed assets	—	23,500
Purchase of fixed assets	(270,766)	(62,782)
Net cash provided by (used in) investing activities	547,472	(39,282)

Cash flows from financing activities:
Proceeds from private placement (net of closing costs of $577,601)	2,988,935	—
Proceeds from term loan - Banknorth	1,000,000	—
Payment on bank line of credit - PNC	(2,425,613)	(445,656)
Payment of subordinated debt-related party	(56,250)	(56,250)
Payments on term loan - Banknorth	(124,998)	—
Payments on term note - PNC	(58,735)	(71,253)
Proceeds from line of credit - Banknorth	109,000	—
Proceeds from exercise of stock options	333,987	2,325
Proceeds from note receivable	—	12,321
Issuance of common stock under employee stock purchase plan	20,994	11,713

Net cash provided by (used in) financing activities:	1,787,320	(546,800)

Net increase in cash and cash equivalents	1,559,921	19,124

Cash and cash equivalents beginning of period	50,270	84,956
Cash and cash equivalents end of period	$1,610,191	$104,080

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

Stock Based Compensation

As allowed by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  At September 30, 2004, the Company had one stock incentive plan. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$282,050	$(343,346)	$251,982	$100,965
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	65,519	5,716	171,109	10,724

Pro forma net earnings (loss)	$216,531	$(349,062)	$80,873	$90,241
Earnings per share:
Basic - as reported	$0.03	$(0.05)	$0.02	$0.01
Basic - pro forma	$0.02	$(0.05)	$0.01	$0.01
Diluted - as reported	$0.03	$(0.05)	$0.02	$0.01
Diluted - pro forma	$0.02	$(0.05)	$0.01	$0.01

2.)                                   INVENTORIES

The components of inventories are as follows at:

	September 30, 2004	December 31, 2003
Raw material	$2,220,015	$1,580,991
Work in progress	91,291	80,439
Finished goods	132,380	132,273
Less: provision for obsolete and excess inventory	(170,000)	(110,000)
Total	$2,273,686	$1,683,703

3.)                                   ASSETS AVAILABLE FOR SALE

In the fourth quarter of 2003 the Company determined that its Morehouse-COWLES Division (the “Division”) was not strategic to the Company’s on-going objectives and in December 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Division.  Accordingly, the Company reported the Division as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  The condensed consolidated financial statements have been reclassified to segregate the assets and associated liabilities available for sale and operating results of these discontinued operations for all periods presented.

Assets and liabilities of discontinued operations are as follows:

December 31, 2003
Assets available for sale:
Accounts receivable-trade	$472,573
Inventory	2,204,128
Prepaid expense	35,517
Property and equipment	93,615
Total assets available for sale	2,805,833
Less: Provision for loss on disposal	(1,422,715)
Assets available for sale	$1,383,118

Liabilities associated with assets available for sale:
Accounts payable and accrued expenses	$457,139
Customer deposits	203,956
Liabilities associated with assets available for sale	$661,095

The following summarizes operating results of the discontinued operations of Morehouse-COWLES:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues	$—	$705,149	$323,635	$2,578,473
Cost of sales	—	515,342	308,548	1,875,399
Gross profit	—	189,807	15,087	703,074
Total operating expenses	—	375,887	238,760	1,192,268
	—	(186,080)	(223,673)	(489,194)
Loss on disposal of discontinued operations	—	—	7,707	—
Loss from discontinued operations	$—	$(186,080)	$(231,380)	$(489,194)

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

4.)                                   INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company may utilize net operating losses in this fiscal year. However, due to a history of net losses, management has recorded a valuation allowance against the deferred tax assets, as management believes it is more likely than not that they will not be realized.

At September 30, 2004, the Company has available net operating loss carryforwards of approximately $11,597,000 expiring at various dates through 2024, federal research and development credit carryforwards of approximately $171,000 expiring in varying amounts during the period 2004 through 2022, and state research, development and investment credit carryforwards of approximately $9,000 expiring in varying amounts during the period 2004 through 2011. With these available carryforwards, the Company does not believe a provision for income taxes will be required or necessary as of December 31, 2004.

5.)                                   EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Shares for computation of basic net income per share	9,641,705	7,488,835	9,243,901	7,468,203
Effect of dilutive stock options and warrants	799,411	—	1,004,392	193,273
Shares for computation of diluted net income per share	10,441,116	7,488,835	10,248,293	7,661,476

6.)                                   CREDIT FACILITY

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

On March 3, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility is comprised of (i) a $1 million demand revolving line of credit (“Revolving Credit Line”) with advances thereunder bearing interest at rate equal to the prime rate (the Prime Rate for United States borrowings from Banknorth, N.A. as publicly announced from time to time).  All borrowings under the Revolving Credit Line are evidenced by a $1 million demand promissory note (the “Revolving Note”), and (ii) a $1,000,000 term promissory note, amortized over a four year period and having a maturity date of March 3, 2008 and bearing interest at an interest rate of five and 67/100 (5.67%). Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiary.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of each year: (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At September 30, 2004, the outstanding balance on the Revolving Credit Line was $109,000, having an interest rate of 4.75%. The balance outstanding on the term loan was $875,002, at an interest rate of 5.67%.

7.)                                   PRIVATE PLACEMENT OFFERING

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional one-half share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,536.  The units were priced at a price of $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

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

The Closing Cash was paid directly to PNC Bank, National Association (“PNC”), to be applied to MFIC’s then outstanding balance under MFIC’s Revolving Credit Loan with PNC (the “Revolving Credit Loan”).

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

RESULTS OF CONTINUING OPERATIONS

Total Company revenues for the quarter ended September 30, 2004 were $3,163,785, as compared to revenues of $1,912,738 in the corresponding period in 2003, representing an increase of $1,251,047 or 65%. For the nine month period ended September 30, 2004, revenues increased $515,334, or 6%, to $8,497,214 from $7,981,880 for the first nine months of 2003.  The increase in revenue for the three months ended September 30, 2004 is due primarily to an increase in sales of parts of approximately $668,000 and machines of approximately $583,000. The increase in revenue for the nine month period ended September 30, 2004 versus September 30, 2003 is due to an increase in the sale of parts of approximately $629,000, offset by a decrease in the sales of machines of approximately $113,000.

Cost of goods sold for the three months ended September 30, 2004 was $1,350,201, or 43% of revenue, compared to $954,340 or 50% of revenue, for the same period last year.  For the nine month period ended September 30, 2004, cost of goods sold was $3,769,077, or 44% of revenue, compared to $3,865,435 or 48% of revenue, for the comparable period in 2003.  The increase in cost of goods sold in absolute dollars for the three months ended September 30, 2004 reflects the increase in sales for the period compared to the nine months ended September 30, 2003, partially offset by better profit margins on these sales.  The decrease in absolute dollars in the cost of goods sold for the nine months ended September 30, 2004 versus the comparable period last year is caused by the mix of the products sold, specifically parts, in the current period, which had more favorable margins.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended September 30, 2004 were $1,520,632 or 48% of revenue, as compared to $1,091,131 or 57% of revenue for the same period last year, which is an increase of $429,501 or 39%.  Operating expenses for the nine months ended September 30, 2004 were $4,209,414 or 50% of revenue, as compared to $3,443,662 or 43% of revenue, for the same period last year, an increase of $765,752 or 22%.

Research and development expenses for the three months ended September 30, 2004 were $278,869 compared to $214,406 for the three months ended September 30, 2003, an increase of $64,463 or

30%.  The increase in research and development expenses for the three month period ended September 30, 2004 was due to an increase in the number of employees and a corresponding increase in payroll costs of approximately $90,000, and an increase in consultant costs of approximately $4,000, partially offset by a decrease in testing materials of approximately $31,000.

Research and development expenses for the nine months ended September 30, 2004 were $685,181 compared to $554,662 for the nine months ended September 30, 2003, an increase of $130,519 or 24%. The increase in research and development expenses was primarily due to an increase in the number of employees and a corresponding increase in payroll costs of approximately $162,000, partially offset by a decrease in testing materials of approximately $46,000.

Selling expenses for the three months ended September 30, 2004 increased $257,870 or 55%, compared to the three months ended September 30, 2003, from $468,110 to $725,980. The principal increases in selling expenses were due to an increase in commission expenses of approximately $109,000, an increase in payroll and related costs of approximately $36,000, an increase in advertising costs of approximately $58,000, and an increase in public relations costs of approximately $14,000.

Selling expenses for the nine months ended September 30, 2004 increased approximately $243,000 or 15% compared to the nine months ended September 30, 2003, from $1,616,998 to $1,860,021. The increases were due to an increase in commission expenses of approximately $111,000, an increase in payroll and related expenses of approximately $18,000, an increase in advertising costs of approximately $79,000, and an increase in public relations costs of approximately $26,000, partially offset by a decrease in travel and related costs of approximately $36,000.

For the three months ended September 30, 2004, general and administrative expenses increased by approximately $107,000 or 26%, from $408,615 to $515,783. The increase in general and administrative expenses is principally due to an increase in salaries and related costs of approximately $34,000, an increase in professional fees of approximately $17,000, an increase in office supplies of approximately $11000, and an increase in consultants of approximately $10,000.

For the nine months ended September 30, 2004, general and administrative expenses increased by approximately $392,000 or 31%, from $1,272,002 to $1,664,212.  The increase in general and administrative expenses is principally due to an increase in salaries and related costs of approximately $117,000, an increase in professional fees of approximately $116,000, an increase in investor relation expenses of approximately $51,000, and an increase in general overhead costs of approximately $27,000.

Interest expense for the three months ended September 30, 2004 decreased approximately $10,000 or 38% to $16,857 compared to $26,998 for the three months ended June 30, 2003. The overall decrease is due to the reduction of the line of credit caused by the paydown of the debt from proceeds received from the sale of the Morehouse-COWLES Division.

Interest expense for the nine months ended September 30, 2004 decreased approximately $36,000, or 40%, to $53,817 from $89,589 for the nine months ended September 30, 2003.  The decrease is due to the reduction of the line of credit caused by the paydown of the debt from proceeds received from the sale of the Morehouse-COWLES Division.

RESULTS OF DISCONTINUED OPERATIONS

Total Company revenues from discontinued operations for the quarter ended September 30, 2004 were $0, as compared to revenues of $705,149 in the corresponding period in 2003, representing a decrease of $705,149, or 100%. For the nine month period ended September 30, 2004, revenues decreased $2,254,838, or 87%, to $323,635 from $2,578,473 for the first nine months of 2003.  The decrease in revenue for both the three and nine months ended September 30, 2004 is due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Cost of goods sold for the three months ended September 30, 2004 was $0, compared to $515,342 or 73% of revenue, for the same period last year.  For the nine month period ended September 30, 2004, cost of goods sold was $308,548, or 95% of revenue, compared to $1,875,399 or 73% of revenue, for the comparable period in 2003.  The decrease in cost of goods sold in absolute dollars for both the three and nine months ended September 30, 2004, is due principally to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Total operating expenses for the three months ended September 30, 2004 were $0, as compared to $375,887 or 53% of revenue for the same period last year.  Operating expenses for the nine months ended September 30, 2004 were $238,760 or 74% of revenue, as compared to $1,192,268 or 46% of revenue, for the same period last year, a decrease of $953,508 or 80%.

Research and development expenses for the three months ended September 30, 2004 were $0 compared to $78,955 for the three months ended September 30, 2003, a decrease of $78,955 or 100%.  The decrease in research and development expenses is due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Research and development expenses for the nine months ended September 30, 2004 were $37,413 compared to $230,670 for the nine months ended September 30, 2003, a decrease of $193,257 or 84%. The decrease in research and development expenses was due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Selling expenses for the three months ended September 30, 2004 decreased $203,861 or 100%, compared to the three months ended

September 30, 2003, from $203,861 to $0. The decrease is due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

Selling expenses for the nine months ended September 30, 2004 decreased approximately $506,000 or 79% compared to the nine months ended September 30, 2003, from $639,733 to $134,094. The decrease is due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

For the three months ended September 30, 2004, general and administrative expenses decreased by approximately $93,000 or 100%, from $93,071 to $0. The decrease in general and administrative expenses is due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

For the nine months ended September 30, 2004, general and administrative expenses decreased by approximately $255,000 or 79%, from $321,865 to $67,253.  The decrease in general and administrative expenses is due to the sale of the discontinued operation to NuSil Corporation (“NuSil”) on February 9, 2004.

2.                                       LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional one-half share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,536.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

As of September 30, 2004, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of September 30, 2004, the Company had a balance of $109,000 under its revolving credit line and a balance of $875,002 under its loan facility.

The Company used cash of $774,871 and generated cash of $605,206 from operations for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the Company’s principal operating cash requirements were to fund an increase in inventory, an increase in other current assets and prepaid expenses, and a decrease in current liabilities, partially offset by net income from operations and a decrease in trade and other receivables. For the nine months ended September 30, 2003, the Company’s principal operating cash requirements were to fund its increase in inventory and a decrease in current liabilities, offset by net income from operations, and a decrease in trade receivables and prepaid expenses.

The Company generated cash of $547,472 and used cash of $39,282 for investing activities for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by investing activities for the nine months ended September 30, 2004 was generated through the sale of the Morehouse-COWLES Division, partially offset by the purchase of capital equipment.  Net cash used in investing activities for the nine months ended September 30, 2003 consisted of the proceeds from the sale of fixed assets offset by the purchase of capital equipment. As of September 30, 2004, the Company had no material commitments for capital expenditures.

The Company generated cash of $1,787,320 for the nine months ended September 30, 2004 from financing activity, consisting of net proceeds from the private placement, the issuance of common stock for options exercised, proceeds from stock issued from the employee stock purchase plan, and net proceeds from a new term loan and line of credit from a new lender, Banknorth, offset by payments on the previous line of credit, the term note and subordinated debt. The Company used cash of $546,800 for the nine months ended September 30, 2003, consisting of payments on the line of credit, payments on the term note, and subordinated debt, partially offset by proceeds from the issuance of common stock.

As of September 30, 2004, the Company had $1,610,191 in cash and cash equivalents, compared to $104,080 as of September 30, 2003.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.                                       FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve revenue growth, to maintain and/or increase operating profitability, and to maintain net income profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, and (ii) whether the performance advantages of the Company’s MMR nanoparticle production systems will be realized commercially, (iii) whether the Company will be able to increase its market penetration and market share,  (iv) whether the Company’s expectation that the benefits of nanotechnology will, in part, be realized by the ability of the MMR to produce innovative materials in large quantities, (v) whether the Company’s is able to increase the number of prototype MMR placements and then manufacture and introduce commercial production MMR equipment, and (vi) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $109,000 of variable rate borrowings outstanding under its revolving credit agreement.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an immaterial effect on the Company’s earnings and cash flows on a quarterly basis.

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

PART II.  OTHER INFORMATION

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 7, 2004, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

1.                    The election of Irwin J. Gruverman, Vincent B. Cortina, Edward T. Paslawski, Leo Pierre Roy and James N. Little, as directors of the Company;

2.                    The ratification of the board of director’s selection of Brown & Brown, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2004.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the special meeting:

Matter	For	Against	Abstain	Broker Nonvotes
Election of Mr. Gruverman	7,427,679	68,429	N/A	N/A
Election of Mr. Paslawski	7,444,623	51,485	N/A	N/A
Election of Mr. Cortina	7,444,423	51,685	N/A	N/A
Election of Mr. Roy	7,444,423	51,685	N/A	N/A
Election of Mr. Little	7,444,423	51,685	N/A	N/A
Selection of Brown & Brown, LLP	7,457,708	22,950	15,450	N/A

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

Date: November 1, 2004