Form 10-Q
period 2005-03-31
MFIC CORP
filed 2005-05-11
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

Registrant had 9,679,209 shares of Common Stock, par value $.01 per share, outstanding on May 6, 2005.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2005	2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,001,480	$2,028,114
Accounts receivable, less allowance for doubtful accounts of $16,203 at March 31, 2005 and $13,203 at December 31, 2004	1,662,790	2,056,522
Inventories, net	2,233,744	1,888,138
Note receivable – NuSil	100,000	100,000
Note receivable – current	—	25,000
Prepaid expenses	243,241	227,607
Other current assets	27,181	45,167
Deferred income taxes	527,000	450,000
TOTAL CURRENT ASSETS	6,795,436	6,820,548

Property and Equipment, at cost:
Furniture, fixtures and office equipment	540,632	451,341
Machinery and equipment	373,168	368,374
Leasehold improvements	88,550	85,795
	1,002,350	905,510
Less: Accumulated depreciation and amortization	(550,654)	(511,170)
Net property and equipment	451,696	394,340

Patents, licenses and other assets (net of accumulated amortization of $19,247 at March 31, 2005 and $18,297 at December 31, 2004)	76,463	77,413
TOTAL ASSETS	$7,323,595	$7,292,301

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004
	(Unaudited)
Current Liabilities:
Line of credit	$252,500	$—
Accounts payable	169,852	120,841
Accrued expenses	177,913	355,627
Accrued compensation and vacation pay	127,262	132,970
Customer advances	739,371	775,327
Current portion of term note payable	250,000	250,000
Current portion of long-term debt-equipment	38,507	—
Current portion of long-term debt related party	—	6,250
TOTAL CURRENT LIABILITIES	1,755,405	1,641,015

Long-term debt, net of current portion-equipment	40,919	—
Term note	500,004	562,503
Stockholders’ Equity:
Common Stock, par value $.01 per share, 20,000,000 shares authorized; 9,939,655 and 9,921,984 shares issued; 9,679,209 and 9,661,538 shares outstanding at March 31, 2005 and December 31, 2004, respectively	99,396	99,220
Additional paid-in capital	16,629,452	16,485,828
Deferred compensation	(89,250)	—
Accumulated deficit	(10,924,630)	(10,808,564)
Less: Treasury Stock, at cost, 260,446 shares at March 31, 2005 and December 31, 2004, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS’ EQUITY	5,027,267	5,088,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,323,595	$7,292,301

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	(Unaudited)
	2005	2004

Revenues	$2,536,469	$2,251,452
Cost of goods sold	1,148,929	1,012,873
Gross profit	1,387,540	1,238,579
Operating expenses:
Research and development	421,075	199,129
Selling	614,095	545,624
General and administrative	538,018	532,976
Total operating expenses	1,573,188	1,277,729

Loss from continuing operations	(185,648)	(39,150)

Interest expense	(15,470)	(16,863)
Interest income	8,052	830

Net loss from continuing operations before income tax benefit	(193,066)	(55,183)
Income tax benefit	77,000	—
Net loss from continuing operations	(116,066)	—
Loss from discontinued operations	—	(231,380)
Net loss	(116,066)	(286,563)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,678,292	8,468,537
Diluted	9,678,292	8,468,357
Basic amounts per common share:
Basic net loss per share from continuing operations	$(0.01)	$(0.01)
Basic net loss per share from discontinued operations	$—	$(0.02)
Basic, as reported	$(0.01)	$(0.03)

Diluted amounts per common share:
Diluted net loss per share from continuing operations	$(0.01)	$(0.01)
Diluted net loss per share from discontinued operations	$—	$(0.02)
Diluted, as reported	$(0.01)	$(0.03)

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	(Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(116,066)	$(286,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax benefit	(77,000)	—
Depreciation and amortization	43,584	18,951
Provision for obsolete inventory	20,000	15,000
Bad debt expense	3,000	6,000
Share based payments	29,750	—
Changes in assets and liabilities:
Trade and other receivables	390,732	21,271
Inventories	(365,606)	(629,236)
Prepaid expenses	(15,634)	80,223
Other current assets	39,836	12,420
Current liabilities	(170,367)	150,933
Net cash used in operating activities:	(217,771)	(611,001)

Cash flows from investing activities:
Proceeds from sale of assets available for sale – net	—	622,023
Purchase of property and equipment	(96,840)	(32,716)
Net cash (used in) provided by investing activities	(96,840)	589,307

Cash flows from financing activities:
Proceeds from private placement (net of closing costs of $508,507)	—	3,058,033
Proceeds from term loan – Banknorth	—	1,000,000
Proceeds from notes payable – equipment	88,711	—
Principal payments on bank line of credit – PNC	—	(2,425,613)
Principal payment of subordinated debt-related party	(6,250)	(18,750)
Principal payments on term loan – Banknorth	(62,499)	(58,735)
Principal payments on notes payable – equipment	(9,285)	—
Proceeds from line of credit – Banknorth	252,500	18,585
Proceeds from exercise of stock options	17,902	165,526
Proceeds from issuance of common stock under employee stock purchase plan	6,898	10,465
Net cash provided by financing activities:	287,977	1,749,511

Net (decrease) increase in cash and cash equivalents	(26,634)	1,727,817

Cash and cash equivalents beginning of period	2,028,114	50,270

Cash and cash equivalents end of period	$2,001,480	$1,778,087

See notes to condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.)                                   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

MFIC Corporation (“MFIC” or the “Company”), through its wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries.

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

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004.  The Company has made no changes to these policies during this quarter.

Stock Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  At March 31, 2005, the Company had one stock incentive plan. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(116,066)	$(286,563)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	58,619	46,404
Pro forma net loss	$(174,685)	$(332,967)
Earnings per share:
Basic – as reported	$(0.01)	$(0.03)
Basic – pro forma	$(0.02)	$(0.04)
Diluted – as reported	$(0.01)	$(0.03)
Diluted – pro forma	$(0.02)	$(0.04)

On November 17, 2004, the Company entered into a twelve month general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted a three (3) year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share.  The estimated value of these warrants are being expensed over the length of the agreement.  The company recognized $29,750 in expenses for the quarter ended March 31, 2005.

2.)     INVENTORIES

The components of inventories are as follows at:

	March 31, 2005	December 31, 2004
Raw Material	$2,034,080	$1,786,427
Work in Progress	244,768	147,376
Finished Goods	96,896	117,335
	2,375,744	2,051,138
Less: Provision For excess inventory	(142,000)	(163,000)
Total	$2,233,744	$1,888,138

3) RESULTS OF DISCONTINUED OPERATIONS

The following summarizes operating results of the discontinued operations of the Company’s Morehouse-COWLES Division (the “Division”):

	March 31,
	2005	2004
Revenues	$—	$323,635
Cost of sales	—	308,548
Gross profit	—	15,087
Total operating expenses	—	238,760
	—	(223,673)
Loss on disposal of discontinued operations	—	7,707
Loss from discontinued operations	$—	$(231,380)

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

The assets of the Division that were sold included accounts receivable, furniture, fixtures and equipment, inventory and supplies, books and records, bids, contracts, prepaid expenses, leases, intellectual property, goodwill, domain names and claims, all as described in the Asset Purchase Agreement (collectively, the “Assets”) in the amount of approximately $2,850,000.  In addition, certain rights and obligations arising after February 9, 2004 under the Division’s PacifiCare Group Health Insurance Policy were assigned. The Division’s cash and cash equivalents on hand on February 9, 2004 were excluded from the assets being sold.  Under the Asset Purchase Agreement, the Division’s executory obligations under certain contracts and bids, and the Division’s accounts payable as of February 9, 2004 in the amount of $623,240, were assumed by NuSil.

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

The sale generated a loss of approximately $1,400,000, which includes approximately $130,000 of selling costs.  In addition, due to the sale of the Division, goodwill associated with the 1998 purchase of this Division in the amount of $2,100,000 was impaired in 2003.

The aforementioned Purchase Note bears interest at five percent (5%) per annum, is secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the “Security Agreement”), between the parties and is subject to certain offsets as provided in the Asset Purchase Agreement.  Principal and interest on the Purchase Note were payable on February 9, 2005.  Nusil forwarded a payment of $91,651 to the Company on that date, and claims the Company is responsible for certain costs related to the sale. The Company is currently disputing the costs, has not deposited the payment, and is in discussions with Nusil regarding the full payment of the Purchase Note.

Pursuant to the Asset Purchase Agreement, MFIC entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits the Company’s ability to compete with the business of the Division for a period of five years.

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

	Three months ended
	March 31, 2005	March 31, 2004

Shares for computation of basic net income per share	9,678,292	8,468,537
Effect of dilutive stock options and warrants	—	—
Shares for computation of diluted net income per share	9,678,292	8,468,537

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

On March 3, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility, which expires on March 2, 2008, is comprised of (i) a $1 million demand revolving line of credit (“Revolving Credit Line”) with advances thereunder bearing interest at an interest rate equal to the prime rate (the Prime Rate for United States borrowings from Banknorth, N.A. as publicly announced from time to time).  All borrowings under the Revolving Credit Line are evidenced by a $1 million demand promissory note (the “Revolving Note”), and (ii) a $1,000,000 term promissory note, amortized over a four year period and having a maturity date of March 3, 2008 and bearing interest at an interest rate equal to the Federal Home Loan Bank Classic Rate at March 4, 2004 plus two and one-half percent. Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiary.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of each year: (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At March 31, 2005, the outstanding balance on the Revolving Credit Line was $252,500, having an interest rate of 5.75%. The balance outstanding on the term loan was $750,004, at an interest rate of 5.67%.

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

7.)     DEBT

Debt as of the following dates consisted of:

	March 31, 2005	December 31, 2004
	(Unaudited)
Line of credit	$252,500	$—
10% subordinated note payable to related party	—	6,250
Term note payable	750,004	812,503
Equipment notes payable	79,426	—
	1,081,930	818,753
Less current portion	(541,007)	(256,250)
Long term debt, net of current portion	$540,923	$562,503

The equipment notes payable consist of three capitalized leases with bargain purchase options that the Company is obligated to pay over a three year period.

8.)     INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

MFIC CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.                                       BACKGROUND

In 1998, the Company purchased the assets and liabilities of Morehouse-COWLES, Inc. (the “Division”).  This was done to complete a strategic combination with the Microfluidics Division, in order to enhance the Company’s position in the coatings market, which, at the time, was the dominant part of the Company’s business.

Since that time, the direction of the core business of the Company changed significantly from coatings to other areas, in particular the Health Care sector.  The Company determined that it could no longer support the previous strategic plan and the Company, therefore, prepared a plan to divest the Division.

It was expected that the sale would positively impact the Company’s cash flow, and would allow the Company to focus on the core business, and expand its sales and marketing resources for the Company’s Microfluidizer® processor systems line, and promote its new MMR nanoparticle production systems.

During the fourth quarter of 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Division.  Accordingly, at the end of fiscal year 2003, the Company reported the Division as discontinued operations and reclassified the assets and associated liabilities as available for sale. The search for a buyer eventually resulted in NuSil Corporation, a California corporation “NuSil”), making an offer in December 2003 to purchase the Division’s assets and selected liabilities at a price that was acceptable to the Company.

On February 9, 2004, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated February 5, 2004 between the Company and a wholly owned subsidiary of NuSil, the Company sold substantially all of the assets and selected liabilities of the Division to NuSil.  Other than NuSil’s prior purchases of products from the Division, there were no preexisting relationships between the Company and NuSil.

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

The Closing Cash was paid directly to PNC Bank, National Association (“PNC”), to be applied to the Company's outstanding balance under MFIC’s Revolving Credit Loan with PNC.

The aforementioned Purchase Note bears interest at five percent (5%) per annum, is secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the “Security Agreement”), between the parties and is subject to certain offsets as provided in the Asset Purchase Agreement.  Principal and interest on the Purchase Note were payable on February 9, 2005.  Nusil forwarded a payment of $91,651 to the Company on that date, and claims the Company is responsible for certain costs related to the sale. The Company is currently disputing the costs, has not deposited the payment, and is in discussions with Nusil regarding the full payment of the Purchase Note.

Pursuant to the Asset Purchase Agreement, the Company entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits the Company’s ability to compete with the business of the Division for a period of five years.

The sale generated a loss of approximately $1,420,000.  Due to the sale of the Division, goodwill associated with the 1998 purchase of this division in the amount of $2,100,000 was impaired in 2003.

RESULTS OF CONTINUING OPERATIONS

Total Company revenues for the quarter ended March 31, 2005 from continuing operations were $2,536,469, as compared to revenues of $2,251,452 for the three months ended March 31, 2004, representing an increase of $285,017, or 13%. The increase during this period is due principally to an increase in the sale of spare parts of approximately $411,000 and a decrease in sales of machines of approximately $126,000.

Cost of goods sold for the three months ended March 31, 2005 was $1,148,929, or 45% of revenue, compared to $1,012,873, or 45% of revenue, for the three months ended March 31, 2004. The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2005, reflects the overall increase in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.

Total operating expenses for the three months ended March 31, 2005 were $1,573,188, or 62% of revenue, as compared to $1,277,729, or 57% of revenue, for the three months ended March 31, 2004, which is an increase of approximately $295,000, or 23%.

Research and development expenses for the three months ended March 31, 2005 were $421,075, compared to $199,129 for the three months ended March 31, 2004, an increase of $221,946, or 111%.  The increase in research and development expenses was primarily due to an increase in payroll and related costs of approximately $122,000, an increase in consultant costs of approximately $71,000 and an increase in test supplies of approximately $21,000.

Selling expenses for the three months ended March 31, 2005 increased approximately $68,000, compared to the three months ended March 31, 2004 from $545,624 to $614,095. The increase is primarily attributable to an increase in payroll costs of approximately

$75,000, an increase in general marketing overhead costs of approximately $31,000, partially offset by a decrease in commission expenses of approximately $33,000, and a decrease in advertising expenses of approximately $12,000.

For the three months ended March 31, 2005, general and administrative expenses increased by approximately $5,000 to $538,018, from $532,976 at March 31, 2004. The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $23,000, offset by a decrease in payroll costs of approximately $28,000.

Interest expense for the three months ended March 31, 2005 decreased $1,393, or 8%, to $15,470, from $16,863 for the three months ended March 31, 2004.  The decrease is due to the net paydown of the line of credit and a reduction of the term loan with Banknorth.

Interest income for the three months ended March 31, 2005 increased $7,222, to $8,052 from $830 for the three months ended March 31, 2004.  The increase is due to the increase in cash available for investing.

For the quarter ended March 31, 2005, the Company recognized a tax benefit in the amount of $77,000 at an annualized rate of approximately 40%.

RESULTS OF DISCONTINUED OPERATIONS

In the three months ended March 31, 2004, the Company sold the operations of the Division to NuSil.  During the three months ended March 31, 2005, the Company had no discontinued operations, thus all items of discontinued operations decreased 100% when compared to the three months ended March 31, 2004.

Total Company revenues for the quarter ended March 31, 2005 from discontinued operations were $0, as compared to revenues of $323,635 for the three months ended March 31, 2004, representing a decrease of $323,635, or 100%.  Cost of goods sold for the three months ended March 31, 2005 was $0, compared to $308,548, or 95% of revenue, for the three months ended March 31, 2003.

Total operating expenses for the three months ended March 31, 2005 was $0, as compared to $238,760, or 74% of revenue, for the three months ended March 31, 2004.

Research and development expenses for the three months ended March 31, 2005 were $0 compared to $37,413 for the three months ended March 31, 2004, a decrease of $37,413, or 100%.

Selling expenses for the three months ended March 31, 2005 were $0, compared to $134,094 for the three months ended March 31, 2004.

For the three months ended March 31, 2005, general and administrative expenses decreased by approximately $67,000, to $0, from $67,253 at March 31, 2004.

2       LIQUIDITY AND CAPITAL RESOURCES

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

As of March 31, 2005, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of March 31, 2005, the Company had a balance of $252,500 under its revolving credit line and a balance of $750,004 under its loan facility.

The Company used cash of $217,771 and $611,001 from operations for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the Company’s principal operating cash requirements were to fund its loss from operations, an increase in inventory, prepaid expenses, and a decrease in current liabilities, partially offset by a decrease in trade receivables and other current assets. For the three months ended March 31, 2004, the Company’s principal operating cash requirements were to fund its loss from operations, an increase in inventory, partially offset by an increase in current liabilities, a decrease in trade receivables and prepaid expenses.

The Company used cash of $96,840 and generated cash of $589,307 for investing activities for the three months ended March 31, 2005 and 2004, respectively. Net cash used by investing activities for the three months ended March 31, 2005 were for the purchase of capital equipment. Net cash used for investing activities for the three months ended March 31, 2004 was generated through the sale of the Morehouse-COWLES Division, partially offset by the purchase of capital equipment.  As of March 31, 2005, the Company had no material commitments for capital expenditures.

The Company generated cash of $287,977 for the three months ended March 31, 2005, consisting of proceeds from the line of credit from Banknorth and equipment loans, the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan, partially offset by payments on the term loan, equipment loans and subordinated debt.

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

As of March 31, 2005, the Company had $2,001,480 in cash and cash equivalents, compared to $1,778,087 as of March 31, 2004.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

3.  FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve revenue growth, to maintain and/or increase operating profitability, and to attain net income profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect the size of quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, and (iv) whether the Company’s expectation that the benefits of nanotechnology will, in part, be realized by the ability of the MMR to produce innovative materials in large quantities, and (v) whether the Company is able to increase the number of prototype MMR placements and then manufacture and introduce commercial production MMR equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $253,000 of variable rate borrowings outstanding under its revolving credit agreement and equipment loans.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $1,500 negative effect on the Company’s earnings and cash flows on a quarterly basis.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                               Evaluation of disclosure controls and procedures.  Based on his evaluation as of the end of the fiscal quarter ended March 31, 2005, each of our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                             Changes in internal control over financial reporting.  There were no significant changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MFIC CORPORATION

PART II- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K for the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

Date: May 9, 2005	/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	/s/ Dennis P. Riordan
Dennis P. Riordan Controller (Principal Financial and Accounting Officer)