Form 10-Q
period 2005-06-30
MFIC CORP
filed 2005-08-11
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Registrant had 9,764,360 shares of Common Stock, par value $.01 per share, outstanding on August 11, 2005.

MFIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$1,094,651	$2,028,114
Accounts receivable, less allowance for doubtful accounts of $16,203 at June 30, 2005 and $13,203 at December 31, 2004	2,096,931	2,056,522
Inventories, net	2,352,625	1,888,138
Note receivable – NuSil	—	100,000
Note receivable – current	—	25,000
Prepaid expenses	400,645	227,607
Other current assets	116,016	45,167
Deferred income taxes	527,000	450,000
TOTAL CURRENT ASSETS	6,587,868	6,820,548

Property and Equipment, at cost:
Furniture, fixtures and office equipment	550,743	451,341
Machinery and equipment	385,104	368,374
Leasehold improvements	89,936	85,795
	1,025,783	905,510
Less: Accumulated depreciation and amortization	(589,454)	(511,170)
Net property and equipment	436,329	394,340

Patents, licenses and other assets (net of accumulated amortization of $20,197 at June 30, 2005 and $18,297 at December 31, 2004)	75,513	77,413
TOTAL ASSETS	$7,099,710	$7,292,301

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$372,000	$—
Accounts payable	199,702	120,841
Accrued expenses	123,657	162,554
Accrued commissions	127,867	193,073
Accrued compensation and vacation pay	70,762	132,970
Customer advances	383,361	775,327
Current portion of term note payable	250,000	250,000
Current portion - capital leases	38,507	—
Current portion of long-term debt-related party	—	6,250

TOTAL CURRENT LIABILITIES	1,565,856	1,641,015

Capital leases, net of current portion	31,293	—
Term note	437,505	562,503
Stockholders’ Equity:
Common Stock, par value $.01 per share, 20,000,000 shares authorized; 10,013,142 and 9,921,984 shares issued; 9,752,696 and 9,661,538 shares outstanding at June 30, 2005 and December 31, 2004, respectively	100,131	99,220
Additional paid-in capital	16,672,949	16,485,828
Deferred compensation	(59,500)	—
Accumulated deficit	(10,960,823)	(10,808,564)
Less: Treasury Stock, at cost, 260,446 shares at June 30, 2005 and December 31, 2003, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS’ EQUITY	5,065,056	5,088,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,099,710	$7,292,301

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Revenues	$3,163,645	$3,081,977	$5,700,114	$5,333,429
Cost of goods sold	1,607,279	1,406,003	2,756,208	2,418,876
Gross profit	1,556,366	1,675,974	2,943,906	2,914,553
Operating expenses:
Selling	658,221	588,417	1,272,316	1,134,041
Research and development	384,528	207,183	805,603	406,312
General and administrative	536,228	615,453	1,074,246	1,148,429
Total operating expenses	1,578,977	1,411,053	3,152,165	2,688,782
(Loss) income from continuing operations	(22,611)	264,921	(208,259)	225,771
Interest income	2,961	11,671	11,013	12,501
Interest expense	(16,543)	(20,097)	(32,013)	(36,960)
Net (loss) income from continuing operations before income tax benefit	(36,193)	256,495	(229,259)	201,312
Income tax benefit	—	—	77,000	—
Net (loss) income from continuing operations	(36,193)	256,495	(152,259)	201,312
Loss from discontinued operations	—	—	—	(231,380)
Net (loss) income	(36,193)	256,495	(152,259)	(30,068)
Weighted average number of common and common equivalent shares outstanding: Basic	9,708,663	9,621,460	9,693,478	9,044,998
Diluted	9,708,663	10,579,796	9,693,478	10,176,675
Net (loss)income per share from continuing operations: Basic	$(0.00)	$0.03	$(0.02)	$0.02
Diluted	$(0.00)	$0.02	$(0.02)	$0.02
Net (loss) per share from discontinued operations: Basic	$ N/A	N/A	N/A	$(0.03)
Diluted	$ N/A	N/A	N/A	$(0.02)
Net (loss) income per share: Basic	$(0.00)	$0.03	$(0.02)	$(0.00)
Diluted	$(0.00)	$0.02	$(0.02)	$(0.00)

See notes to condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	(Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(152,259)	$(30,068)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Income tax benefit	(77,000)	—
Depreciation and amortization	86,484	40,901
Provision for obsolete and excess inventory	124,000	30,000
Share based payments	59,500	—
Stock based compensation	21,987	—
Bad debt expense	3,000	2,000
Changes in assets and liabilities:
Trade and other receivables	(43,409)	410,593
Inventories	(588,487)	(455,179)
Prepaid expenses	(173,038)	(51,712)
Other current assets	(43,800)	(55,434)
Current liabilities	(479,416)	(188,548)
Assets and liabilities available for sale	—	(196,215)
Net cash used in operating activities:	(1,262,438)	(493,662)

Cash flows from investing activities:
Proceeds from sale of assets available for sale	—	818,238
Purchase of fixed assets	(120,273)	(227,897)
Net cash provided by (used in) investing activities	(120,273)	590,341

Cash flows from financing activities:
Proceeds from private placement (net of closing costs of $577,601)	—	2,922,341
Proceeds from term loan - Banknorth	—	1,000,000
Principal payments on bank line of credit – PNC	—	(2,425,613)
Principal payments of subordinated debt-related party	(6,250)	(37,500)
Principal payments on term loan – Banknorth	(124,998)	(62,499)
Principal payments on term note –PNC	—	(58,735)
Proceeds from line of credit – Banknorth	372,000	19,000
Proceeds from notes payable – capital leases	88,711	—
Principal payments – notes payable – capital leases	(18,911)
Proceeds from exercise of stock options	29,143	405,560
Proceeds from note receivable – NuSil	91,651	—
Issuance of common stock under employee stock purchase plan	17,902	10,465

Net cash provided by financing activities:	449,248	1,773,019

Net (decrease) increase in cash and cash equivalents	(933,463)	1,869,698

Cash and cash equivalents beginning of period	2,028,114	50,270

Cash and cash equivalents end of period	$1,094,651	$1,919,968

See notes to condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.)           ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

MFIC Corporation (“MFIC” or the “Company”), through its’ wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of mixing, microemulsion, nanosuspension, encapsulation and cell disruption applications.

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

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended December 31, 2004.  The Company has made no changes to these policies during this quarter.

Stock Based Compensation

As allowed by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  At June 30, 2005, the Company had one stock incentive plan. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net (loss) income, as reported	$(36,193)	$256,495	$(152,259)	$(30,068)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	80,948	59,186	139,567	105,590
Pro forma net (loss) earnings	$(117,141)	$197,309	$(291,826)	$(135,658)
Earnings per share:
Basic – as reported	$0.00	$0.03	$(0.02)	$0.00
Basic – pro forma	$(0.01)	$0.02	$(0.03)	$0.00
Diluted – as reported	$0.00	$0.02	$(0.02)	$0.00
Diluted – pro forma	$(0.01)	$0.02	$(0.03)	$0.00

On November 17, 2004, the Company entered into a twelve month general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted a three (3) year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share.  The estimated value of these warrants is being amortized to expense pursuant to the term of the agreement.  The Company has recognized $59,500 in expenses for the six months ended June 30, 2005.

2.)    INVENTORIES

The components of inventories are as follows at:

	June 30, 2005	December 31, 2004
Raw material	$1,970,100	$1,786,427
Work in progress	467,700	147,376
Finished goods	81,825	117,335
	2,519,625	2,051,138
Less: provision for excess inventory	(167,000)	(163,000)
Total	$2,352,625	$1,888,138

3.)    RESULTS OF DISCONTINUED OPERATIONS

The following summarizes operating results of the discontinued operations of the Company’s Morehouse-COWLES Division (the “Division”)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues	$—	$—	$—	323,635
Cost of sales	—	—	—	308,548
Gross profit	—	—	—	15,087
Total operating expenses	—	—	—	238,760
	—	—	—	(223,673)
Loss on disposal of discontinued operations	—	—	—	7,707
Loss from discontinued operations	$—	$—	$—	$(231,380)

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

The aforementioned Purchase Note bore interest at five percent (5%) per annum, and was secured by the Assets pursuant to a security agreement dated February 5, 2004 (the “Security Agreement”) between the parties and was subject to certain offsets as provided in the Asset Purchase Agreement.  Principal and interest on the Purchase Note were payable on February 9, 2005. NuSil forwarded a payment to the Company on that date which, in conjunction with allowable offsets paid by NuSil for the benefit of the Company, satisfied the claim.

Pursuant to the Asset Purchase Agreement, MFIC entered into a noncompetition and nonsolicitation agreement, dated February 5, 2004, which limits MFIC’s ability to compete with the business of the Division for a period of five years.

4.)    EARNINGS (LOSS) PER SHARE

Basic and diluted net (loss) earnings per share are presented in conformity with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”), for all periods presented.  In accordance with SFAS No. 128, basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Shares for computation of basic net income per share	9,708,663	9,621,460	9,693,478	9,044,998
Effect of dilutive stock options and warrants	—	958,336	—	1,131,677
Shares for computation of diluted net income per share	9,708,663	10,579,796	9,693,478	10,176,675

5.)    CREDIT FACILITY

On February 6, 2004 the Company and PNC Bank, N.A (“PNC”) entered into a Fourth Amendment and Waiver to Revolving Credit and Term Loan Agreement permitting the sale of the assets of the Company’s Division in exchange for payment to PNC of all monies received by the Company in connection with such sale and assignment to PNC of deferred payments and a promissory note from the purchase issued as part of the purchase price. On March 3, 2004, the outstanding loan balance was repaid from the proceeds of a new senior debt financing from Banknorth, N.A.

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

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At June 30, 2005, the outstanding balance on the Revolving Credit Line was $372,000 having an interest rate of 6.00%. The balance outstanding on the term loan was $687,505, at an interest rate of 5.67%.

6.)    PRIVATE PLACEMENT OFFERING

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional one half share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.  The value of the warrants granted to the placement agent is approximately $351,000, and was accounted for as a non cash financing activity.

7.)           DEBT

Debt consisted of the following as of:

	June 30, 2005	December 31, 2004
	(Unaudited)
Line of credit	$372,000	$—
10% subordinated note payable to related party	—	6,250
Term note payable	687,505	812,503
Capital lease notes payable	69,800	—
	1,129,305	818,753
Less current portion	(660,507)	(256,250)
Long term debt, net of current portion	$468,798	$562,503

The capital lease notes payable consist of three capitalized leases with bargain purchase options that the Company is obligated to pay over a three year period.

8.)    INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Changes to the valuation allowance are recorded on the date for which circumstances have changed whereby it becomes more likely than not that deferred tax assets will be realized.  Accordingly, no change to the account occurred for the three months ended June 30, 2005.  The Company will review a possible change to the account as of September 30, 2005.

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

During the fourth quarter of 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Division.  Accordingly, at year end, the Company reported the division as discontinued operations and reclassified the assets and associated liabilities as available for sale. The search for a buyer resulted in NuSil Corporation, a California corporation “NuSil”) making an offer in December 2003 to purchase the Division’s assets and selected liabilities at a price that was acceptable to the Company.

On February 9, 2004, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated February 5, 2004 between MFIC and a wholly owned subsidiary of NuSil, MFIC sold substantially all of the assets and selected liabilities of the Division to NuSil.  Other than NuSil’s prior purchases of products from the Division, there were no preexisting relationships between MFIC and NuSil.

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

The aforementioned Purchase Note bore interest at five percent (5%) per annum, and was secured by the Assets pursuant to a Security Agreement dated February 5, 2004 (the “Security Agreement”) between the parties and was subject to certain offsets as provided in the Asset Purchase Agreement.  Principal and interest on the Purchase Note were payable on February 9, 2005. NuSil forwarded a payment to the Company on that date which, in conjunction with allowable offsets paid by NuSil for the benefit of the Company, satisfied the claim.

Pursuant to the Asset Purchase Agreement, MFIC entered into a Noncompetition and Nonsolicitation Agreement, dated February 5, 2004, which limits MFIC’s ability to compete with the business of the Division for a period of five years.

The sale generated a loss of approximately $1,400,000.  Due to the sale of the Division, goodwill associated with the 1998 purchase of the Division in the amount of $2,100,000 was impaired in 2003.

RESULTS OF CONTINUING OPERATIONS

Total Company revenues for the quarter ended June 30, 2005 were $3,163,645, as compared to revenues of $3,081,977 in the corresponding period in 2004, representing an increase of $81,668, or 3%. For the six month period ended June 30, 2005 revenues increased $366,685 or 7%, to $5,700,114 from $5,333,429 for the first six months of 2004.  The increase in revenue for the three months ended June 30, 2005 is due primarily to an increase in sales of machines of approximately $98,000.  The increase in revenue for the six month period ended June 30, 2005 versus June 30, 2004 is due to an increase in the sales of spare parts of approximately $394,000, and a decrease in the sale of machines of approximately $28,000.

Cost of goods sold for the three months ended June 30, 2005 was $1,607,279 or 51% of revenue, compared to $1,406,003 or 46% of revenue, for the same period last year. For the six month period ended June 30, 2005, cost of goods sold was $2,756,208, or 48% of revenue, compared to $2,418,876 or 45% of revenue, for the comparable period in 2004.  The increase in cost of goods sold in absolute dollars for both the three and six months ended June 30, 2005 reflects both the increase in sales for the respective periods and the writeoff for inventory components damaged in production. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Total operating expenses for the three months ended June 30, 2005 were $1,578,977 or 50% of revenue, as compared to $1,411,053 or 46% of revenue for the same period last year, which is an increase of $167,924 or 12%. Operating expenses for the six months ended June 30, 2005 were $3,152,165 or 55% of revenue, as compared to $2,688,782 or 50% of revenue, for the same period last year, an increase of $463,383 or 17%.

Research and development expenses for the three months ended June 30, 2005 were $384,528 compared to $207,183 for the three months ended June 30, 2004, an increase of

$177,345 or 86%. The increase in research and development expenses is primarily due to planned increases in payroll and related costs of approximately $143,000, and an increase in consultants costs of approximately $25,000.

Research and development expenses for the six month period ended June 30, 2005 were $805,603 compared to $406,312 for the six months ended June 30, 2004, an increase of approximately $399,000, or 98%. The increase is principally due to planned increases in payroll and related costs of approximately $266,000, and an increase in consultants costs of approximately $96,000.

Selling expenses for the three months ended June 30, 2005 increased $69,804, or 12%, compared to the three months ended June 30, 2004, from $588,417 to $658,221.  The principal increases in selling expenses were due to an increase in payroll and related costs of approximately $79,000, an increase in commission expenses of approximately $9,000, partially offset by a decrease in advertising costs of approximately $70,000.

Selling expenses for the six months ended June 30, 2005 increased approximately $138,000, or 12%, compared to the six months ended June 30, 2004, from $1,134,041 to $1,272,316.  The increases were due to an increase in payroll and related expenses of approximately $155,000, partially offset by a decrease in advertising costs of approximately $19,000 and decrease in commission costs of approximately $24,000.

For the three months ended June 30, 2005, general and administrative expenses decreased by approximately $79,000, or 13%, from $615,453 to $536,228.  The decrease in general and administrative expenses is principally due to a decrease in payroll and related costs of approximately $47,000, and a decrease in general overhead costs of approximately $26,000.

For the six months ended June 30, 2005, general and administrative expenses decreased by approximately $74,000, or 6%, from $1,148,429 to $1,074,246.  The decrease in general and administrative expenses is principally due to a decrease in salaries and related costs of approximately $75,000, a decrease in professional fees of approximately $33,000, partially offset by an increase in investor relation expenses of approximately $24,000.  The general and administrative expenses include a non-cash charge for warrants issued in connection with a consulting agreement of $59,500.

Interest expense for the three months ended June 30, 2005 decreased approximately $3,500, or 18%, to $16,543 from $20,097 for the three months ended June 30, 2004. The overall decrease is due to the reduction of the term debt.

Interest expense for the six months ended June 30, 2005 decreased approximately $5,000 or 13%, to $32,013 from $36,960 for the six months ended June 30, 2004.  The decrease is due to the reduction of the term debt.

RESULTS OF DISCONTINUED OPERATIONS

In the three months ended March 31, 2004, the Company sold the assets and selected liabilities of the Division to NuSil. During the three months ended both for June 30, 2005, and March 31, 2005, the Company had no discontinued operations, thus all items of discontinued operations decreased 100% when compared to the comparable periods for the prior year.

Total Company revenues for the quarters ended June 30, and March 31, 2005 from discontinued operations were $0, as compared to revenues of $0 and $323,635 for the three months ended March 31, 2004.  The decrease during this period is due to the sale of the Division to NuSil on February 9, 2004.

Cost of goods sold for the quarters ended June 30, and March 31, 2005 was $0, compared to $0 and $308,548 for the periods ended June 30, and March 31, 2004.  The decrease in cost of goods sold is attributable to the sale of the Division to NuSil on February 9, 2004.

Total operating expenses for the quarters ended June 30, and March 31, 2005 was $0, as compared to $0 and $238,760 for the periods ended June 30 and March 31, 2004.

Research and development expenses for the three months ended June 30, and March 31, 2005 were $0 compared to $0 and $37,413 for the quarters ended June 30, and March 31, 2004 respectively. The decrease in research and development expenses was due to the sale of the Division to NuSil on February 9, 2004.

Selling expenses for the periods ended June 30, and March 31, 2005 were $0, compared to the periods ended June 30 and March 31, 2004 of $0 and $134,094 respectively. The decrease is attributable to the sale of the Division to Nusil on February 9, 2004.

For the three months ended June 30, and March 31, 2005, general and administrative expenses were both $0 compared to $0 and $67,253 at June 30, and March 31, 2004 respectively.  The decrease in general and administrative expenses is due to the sale of the operation to NuSil on February 9, 2004.

2.                         LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2004, the Company completed a private placement offering of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional one half share of common stock).  A total of 1,426,616 units were sold, yielding gross proceeds of $3,566,540.  The units were priced at $2.50 and the associated warrants are exercisable at $3.05.  Additionally, the placement agent for the offering received 5-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share.

As of June 30, 2005, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit and a $1,000,000 four-year term loan facility. As of June 30, 2005, the Company had a balance of $372,000 under its revolving credit line and a balance of $687,505 under its loan facility.

The Company used cash of $1,262,438 and $493,662 from operations for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, the Company’s principal operating cash requirements were to fund its loss from operations, including a planned increase in research and development expenditures, fund its increase in inventory, prepaid expenses and receivables, other current assets, and a decrease in current liabilities. For the six months ended June 30, 2004, the Company’s principal operating cash requirements were to fund its loss from operations, an increase in inventory, other current assets and prepaid expenses, and a decrease in current liabilities, partially offset by a decrease in trade receivables.

The Company used cash of $120,273 and generated cash of $590,341 for investing activities for the six months ended June 30, 2005 and 2004, respectively. Net cash used in investing activities for the six months ended June 30, 2005 was for the purchase of capital equipment. Net cash used in investing activities for the six months ended June 30, 2004 was generated through the sale of the Division, partially offset by the purchase of capital equipment. As of June 30, 2005, the Company had no material commitments for capital expenditures.

The Company generated cash of $449,248 for the six months ended June 30, 2005, consisting of proceeds from the line of credit, the note receivable, and the issuance of common stock, offset by payments on the term note and subordinated debt. The Company generated cash of $1,773,019 for the six months ended June 30, 2004, consisting of proceeds from the private placement, the issuance of common stock for options exercised, proceeds from stock issued from the employee stock purchase plan, and proceeds from a new term loan and line of credit from a new lender, Banknorth, offset by payments on the previous line of credit, the term note, and subordinated debt.

As of June 30, 2005, the Company had $1,094,651 in cash and cash equivalents, compared to $1,919,968 as of June 30, 2004.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company's contractual obligations as of June 30, 2005 are as follows:

Contractual Obligations	At June 30, 2005	Remaining in Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008
Long term debt	$687,505	$125,000	$250,000	$250,000	$62,505
Operating leases	318,500	166,500	152,000	—	—
Capital leases	69,800	19,254	38,507	12,039	—
Total contractual obligations	$1,075,805	$310,754	$440,507	$262,039	$62,505

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

As of June 30, 2005, the Company had approximately $372,000 of variable rate borrowings outstanding under its revolving credit agreement and equipment loans.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $1,700 negative effect on the Company’s earnings and cash flows on a quarterly basis.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  Based on his evaluation as of the end of the fiscal quarter ended June 30, 2005, both our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in internal control over financial reporting.  There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2005, the Company issued to Maxim Group LLC, an “accredited investor” pursuant to the rules of the Commission, a warrant to purchase 100,000 shares of common stock at an exercise price of $3.20 per share in connection with the execution of a financial services and advisory contract (the “Common Stock Warrant”).  The Common Stock Warrant may be exercised in whole or in part at any time on or prior to April 1, 2008.  If a registration statement covering the sale of the shares issuable upon exercise of the Common Stock Warrant is not declared effective on or before March 31, 2006, the Company will issue to the holder upon exercise of the Common Stock Warrant an additional warrant to purchase shares of common stock of the Company. In addition, the Common Stock Warrant provides for certain adjustments to the exercise price upon the issuance by the Company of certain securities at a price below $3.20.  The Common Stock Warrant was issued without registration with the Securities and Exchange Commission as a private transaction.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2005, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

1.               The election of Irwin J. Gruverman, Vincent B. Cortina, Edward T. Paslawski, Leo Pierre Roy and James N. Little as directors of the Company;

2.               The ratification of the board of director’s selection of Brown & Brown, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2005.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the annual meeting:

Matter	For	Against	Abstain	Broker Nonvotes
Election of Mr. Gruverman	8,293,670	13,666	N/A	N/A
Election of Mr. Paslawski	8,299,236	8,100	N/A	N/A
Election of Mr. Cortina	8,301,086	6,250	N/A	N/A
Election of Mr. Roy	8,193,586	113,750	N/A	N/A
Election of Mr. Little	8,301,086	6,250	N/A	N/A
Ratification of Selection of Brown & Brown, LLP	8,285,285	20,951	N/A	N/A

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description

4.1	Common Stock Purchase Warrant issued to Maxim Group LLC

31.1	Certification Pursuant to Rule 13a – 14(a)/15d – 14 (a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a – 14(a)/15d – 14 (a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the fiscal quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

Date: August 11, 2005	/s/ Irwin J. Gruverman
Irwin J. Gruverman Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2005	/s/ Dennis P. Riordan
Dennis P. Riordan Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Common Stock Purchase Warrant issued to Maxim Group LLC

31.1	Certification Pursuant to Rule 13a – 14(a)/15d – 14 (a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a – 14(a)/15d – 14 (a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002