Form 10-Q
period 2005-09-30
MFIC CORP
filed 2005-11-14
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant had 9,828,110 shares of Common Stock, par value $.01 per share, outstanding on November 8, 2005.

MFIC CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Disclosure Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,084,767	$2,028,114
Accounts receivable, less allowance for doubtful accounts of $21,160 at September 30, 2005 and $13,203 at December 31, 2004	1,785,707	2,056,522
Inventories, net	2,198,274	1,888,138
Note receivable — NuSil	—	100,000
Note receivable — current	—	25,000
Prepaid expenses	351,935	227,607
Other current assets	29,943	45,167
Deferred income taxes	527,000	450,000
TOTAL CURRENT ASSETS	5,977,626	6,820,548

Property and Equipment, at cost:
Furniture, fixtures and office equipment	568,870	451,341
Machinery and equipment	400,509	368,374
Leasehold improvements	89,936	85,795
	1,059,315	905,510
Less: Accumulated depreciation and amortization	(628,204)	(511,170)
Net property and equipment	431,111	394,340

Patents, licenses and other assets (net of accumulated amortization of $21,147, at September 30, 2005 and $18,297 at December 31, 2004)	74,563	77,413
TOTAL ASSETS	$6,483,300	$7,292,301

See notes to condensed consolidated financial statements.

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$259,000	$—
Accounts payable	172,483	120,841
Accrued expenses	64,891	162,554
Accrued commissions	130,825	193,073
Accrued compensation and vacation pay	132,862	132,970
Customer advances	197,502	775,327
Current portion of term note payable	250,000	250,000
Current portion-capital leases	38,507	—
Current portion of long-term debt-related party	—	6,250

TOTAL CURRENT LIABILITIES	1,246,070	1,641,015

Capital leases, net of current portion	21,666	—
Term note	375,006	562,503
TOTAL LIABILTIES	1,642,742	2,203,518
Stockholders’ Equity:
Common Stock, par value $.01 per share, 20,000,000 shares authorized; 10,054,806 and 9,921,984 shares issued; 9,794,360 and 9,661,538 shares outstanding at September 30, 2005 and December 31, 2004, respectively	100,548	99,220
Additional paid-in capital	16,715,575	16,485,828
Deferred compensation	(29,750)	—
Accumulated deficit	(11,258,114)	(10,808,564)
Less: treasury stock, at cost, 260,446 shares at September 30, 2005 and December 31, 2004, respectively	(687,701)	(687,701)

TOTAL STOCKHOLDERS’ EQUITY	4,840,558	5,088,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,483,300	$7,292,301

See notes to condensed consolidated financial statements.

MFIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Revenues	$2,881,267	$3,163,785	$8,581,381	$8,497,214
Cost of goods sold	1,527,135	1,350,201	4,283,343	3,769,077
Gross profit	1,354,132	1,813,584	4,298,038	4,728,137
Operating expenses:
Selling	598,967	725,980	1,871,283	1,860,021
Research and development	414,065	278,869	1,219,668	685,181
General and administrative	632,065	515,783	1,706,311	1,664,212
Total operating expenses	1,645,097	1,520,632	4,797,262	4,209,414
(Loss)income from continuing operations	(290,965)	292,952	(499,224)	518,723
Interest income	7,321	5,955	18,334	18,456
Interest expense	(13,647)	(16,857)	(45,660)	(53,817)
Net (loss) income from continuing operations before income tax benefit	(297,291)	282,050	(526,550)	483,362
Income tax benefit	—	—	77,000	—
Net (loss) income from continuing operations	(297,291)	282,050	(449,550)	483,362
Loss from discontinued operations	—	—	—	(231,380)
Net (loss) income	$(297,291)	$282,050	$(449,550)	$251,982
Weighted average number of common and common equivalent shares outstanding:
Basic	9,783,860	9,641,705	9,723,605	9,243,901
Diluted	9,783,860	10,441,116	9,723,605	10,248,293
Net (loss) income per share from continuing operations:
Basic	$(0.03)	$0.03	$(0.05)	$0.05
Diluted	$(0.03)	$0.03	$(0.05)	$0.05
Net (loss) per share from discontinued operations:
Basic	N/A	N/A	N/A	$(0.03)
Diluted	N/A	N/A	N/A	$(0.03)
Net (loss) income per share:
Basic	$(0.03)	$0.03	$(0.05)	$0.03
Diluted	$(0.03)	$0.03	$(0.05)	$0.02

See notes to condensed consolidated financial statements.

MFIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	(Unaudited)
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(449,550)	$251,982
Adjustments to reconcile net (loss) to net cash used in operating activities:
Income tax benefit	(77,000)	—
Depreciation and amortization	129,334	64,350
Provision for obsolete and excess inventory	149,000	60,000
Share based payments- consultants	89,250	—
Stock based compensation	21,987	—
Bad debt expense	7,957	1,500
Changes in assets and liabilities:
Trade and other receivables	262,858	77,585
Inventories	(459,136)	(649,983)
Prepaid expenses	(124,328)	(64,864)
Other current assets	39,123	(36,558)
Current liabilities	(686,202)	(282,668)
Assets and liabilities available for sale	—	(196,215)
Net cash used in operating activities:	(1,096,707)	(774,871)

Cash flows from investing activities:
Proceeds from sale of assets available for sale	—	818,238
Purchase of fixed assets	(153,805)	(270,766)
Net cash provided by (used in) investing activities	(153,805)	547,472

Cash flows from financing activities:
Proceeds from private placement (net of closing costs of $577,601)	—	2,988,935
Proceeds from term loan - Banknorth	—	1,000,000
Principal payments on bank line of credit — PNC	—	(2,425,613)
Principal payments of subordinated debt-related party	(6,250)	(56,250)
Principal payments on term loan — Banknorth	(187,497)	(124,998)
Principal payments on term note —PNC	—	(58,735)
Proceeds from line of credit — Banknorth	259,000	109,000
Proceeds from notes payable — capital leases	88,711	—
Principal payments — notes payable — capital leases	(28,538)	—
Proceeds from exercise of stock options	47,400	333,987
Proceeds from note receivable — NuSil	91,651	—
Issuance of common stock under employee stock purchase plan	42,688	20,994

Net cash provided by financing activities:	307,165	1,787,320
Net (decrease) increase in cash and cash equivalents	(943,347)	1,559,921
Cash and cash equivalents beginning of period	2,028,114	50,270
Cash and cash equivalents end of period	$1,084,767	$1,610,191

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

As of the date of this report, the Company does not expect that it will be in compliance with the debt service coverage ratio covenant of its Credit Facility with BankNorth, N.A. (“the lender”) as of December 31, 2005, based on the current quarter’s operating loss and the Company’s forecast for the fourth quarter.

The Company has held preliminary discussions with the lender regarding this issue, and it is management’s belief that the lender will grant a waiver of this covenant default at year end and/or amend the Credit Facility to obviate any non-compliance. However, there remains a possibility that the Company and its lender might not resolve this issue, and under such circumstances it is possible that the lender would exercise its right to accelerate, and require the Company to repay, the entire balance of amounts owed under the Credit Facility. Although the Company projects that it would have sufficient liquidity to repay the entire Credit Facility, such a repayment would significantly reduce the Company’s working capital and would require the Company to reconsider its ability to invest in activities that did not directly contribute to current cash flow.

Assuming that the Company and its lender are able to successfully resolve the anticipated loan covenant default and that the Company does not continue to incur substantial operating losses, management believes that cash flows from operations and available credit from the Credit Facility, along with the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months. In the event that the Company continues to incur significant operating losses, or if the Company is unable to favorably resolve the projected default under its Credit Facility, the Company anticipates that it would be able to fund its working capital requirements for the next 12 months if it sufficiently decreased expenditures to avoid further operating losses. Although there can be no assurance of success, the Company’s management is confident that it could modify the Company’s business plan and operations to achieve positive cash flows from its base level of operations and thereby have sufficient capital resources to accommodate its working capital requirements for the next 12 months.

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

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended December 31, 2004.  The Company has made no changes to these policies during the nine months ended September 30, 2005.

Stock Based Compensation

Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), the Company has elected to account for stock-based compensation at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  At September 30, 2005, the Company had one stock incentive plan. The Company accounts for awards issued to employees under the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net (loss) income, as reported	$(297,291)	$282,050	$(449,550)	$251,982
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	55,784	65,519	195,351	171,109
Pro forma net (loss) earnings	$(353,075)	$216,531	$(644,901)	$80,873
Earnings per share:
Basic — as reported	$(0.03)	$0.03	$(0.05)	$0.02
Basic — pro forma	$(0.04)	$0.02	$(0.07)	$0.01
Diluted — as reported	$(0.03)	$0.03	$(0.05)	$0.02
Diluted — pro forma	$(0.04)	$0.02	$(0.07)	$0.01

On November 17, 2004, the Company entered into a twelve month general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted on April 1, 2005 a three (3) year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share.  The estimated value of these warrants, included in general and administrative expense, is being amortized to expense pursuant to the term of the agreement.  The Company has recognized $89,250 in expenses for the nine months ended September 30, 2005.

2.)            INVENTORIES

The components of inventories are as follows at:

	September 30, 2005	December 31, 2004
Raw material	$2,064,695	$1,786,427
Work in progress	191,005	147,376
Finished goods	134,574	117,335
	2,390,274	2,051,138
Less: provision for excess inventory	(192,000)	(163,000)
Total	$2,198,274	$1,888,138

3.)            RESULTS OF DISCONTINUED OPERATIONS

The following summarizes operating results of the discontinued operations of the Company’s Morehouse-COWLES Division (the “Division”)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues	$—	$—	$—	$323,635
Cost of sales	—	—	—	308,548
Gross profit	—	—	—	15,087
Total operating expenses	—	—	—	238,760
	—	—	—	(223,673)
Loss on disposal of discontinued operations	—	—	—	7,707
Loss from discontinued operations	$—	$—	$—	$(231,380)

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

The sale generated a loss of approximately $1,400,000 in 2003, which includes approximately $130,000 of selling costs. In addition, due to the sale of the Division, goodwill associated with the 1998 purchase of this Division in the amount of $2,100,000 was impaired in 2003.

The aforementioned Purchase Note bore interest at five percent (5%) per annum, and was secured by the Assets pursuant to a security agreement dated February 5, 2004 (the “Security Agreement”) between the parties and was subject to certain offsets as provided in the Asset

Purchase Agreement.  Principal and interest on the Purchase Note were payable on February 9, 2005. NuSil forwarded a payment to the Company on that date which, in conjunction with allowable offsets of approximately $8,300 paid by NuSil for the benefit of the Company, satisfied the claim.

Pursuant to the Asset Purchase Agreement, MFIC entered into a noncompetition and nonsolicitation agreement, dated February 5, 2004, which limits MFIC’s ability to compete with the business of the Division for a period of five years.

4.)            EARNINGS (LOSS) PER SHARE

Basic and diluted net (loss) earnings per share are presented in conformity with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), for all periods presented.  In accordance with SFAS No. 128, basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted average shares for computation of basic net income per share	9,783,860	9,641,705	9,723,605	9,243,901
Effect of dilutive stock options and warrants	—	799,411	—	1,004,392
Weighted average shares for computation of diluted net income per share	9,783,860	10,441,116	9,723,605	10,248,293

5.)            CREDIT FACILITY

On February 6, 2004 the Company and PNC Bank, N.A (“PNC”) entered into a Fourth Amendment and Waiver to Revolving Credit and Term Loan Agreement permitting the sale of the assets of the Division in exchange for payment to PNC of all monies received by the Company in connection with such sale and assignment to PNC of deferred payments and a promissory note from the purchase issued as part of the purchase price. On March 3, 2004, the outstanding loan balance was repaid from the proceeds of a new senior debt financing from Banknorth, N.A.

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

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At September 30, 2005, the outstanding balance on the Revolving Credit Line was $259,000 having an interest rate of 6.75%. The balance outstanding on the term loan was $625,006, at an interest rate of 5.67%.

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

7.)   DEBT

Debt consisted of the following as of:

	September 30, 2005	December 31, 2004

Line of credit	$259,000	$—
10% subordinated note payable to related party	—	6,250
Term note payable	625,006	812,503
Capital lease notes payable	60,173	—
	944,179	818,753
Less current portion	(547,507)	(256,250)
Long term debt, net of current portion	$396,672	$562,503

The capital lease notes payable consist of three capitalized leases with bargain purchase options that the Company is obligated to pay over a three year period.

8.)        INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Changes to the valuation allowance are recorded on the date for which circumstances have changed, whereby it becomes more likely than not that there will be an adjustment to the deferred tax assets.

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

Since that time, the direction of the core business of the Company changed significantly from coatings to other areas (in particular the Health Care sector).  The Company determined that it could no longer support the previous strategic plan and the Company, therefore, prepared a plan to divest the Division.

It was expected that the sale would positively impact the Company’s cash flow, and would allow the Company to focus on the core business, and expand its sales and marketing resources for the Company’s Microfluidizer® processor systems line, and promote its new MMR nanoparticle production systems.

During the fourth quarter of 2003, management committed to a plan to sell substantially all the assets and associated liabilities of the Division.  Accordingly, at year end, the Company reported the division as discontinued operations and reclassified the assets and associated liabilities as available for sale. The search for a buyer resulted in NuSil Corporation, a California corporation (“NuSil”) making an offer in December 2003 to purchase the Division’s assets and selected liabilities at a price that was acceptable to the Company.

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

    RESULTS OF CONTINUING OPERATIONS

Total Company revenues for the quarter ended September 30, 2005 were $2,881,267, as compared to revenues of $3,163,785 in the corresponding period in 2004, representing a decrease of $282,518, or 8.9%. For the nine month period ended September 30, 2005 revenues increased $84,167, or 1.0%, to $8,581,381 from $8,497,214 for the first nine months of 2004.  The decrease in revenue for the three months ended September 30, 2005 is due primarily to a decrease in sales of machines of approximately $102,000, and a decrease in the sale of spare parts of approximately $180,000.  The increase in revenue for the nine month period ended September 30, 2005 versus September 30, 2004 is due to an increase in the sales of spare parts of approximately $215,000, and a decrease in the sale of machines of approximately $131,000. The decline in the sale of machines is a result, in large part, of longer lead times associated with the increased complexity of manufactured automated operating  controls, data acquisition systems, and sterilization features of systems orders received from biopharma customers.

Cost of goods sold for the three months ended September 30, 2005 was $1,527,135, or 53% of revenue, compared to $1,350,201, or 42.7% of revenue, for the same period last year. For the nine month period ended September 30, 2005, cost of goods sold was $4,283,343, or 49.9% of revenue, compared to $3,769,077, or 44.4% of revenue, for the comparable period in 2004.  The increase in cost of goods sold in absolute dollars for the three months ended September 30, 2005 reflects the increased costs resulting from the manufacture and sales of production machines and a corresponding decrease in the gross profit margin received on the sale of a customized production machine. The customized production machine accounted for 11.2% of the total revenues and 20.2% of the total costs of goods sold for the quarter ended September 30, 2005.

The Company believes that the construction and design of this customized production machine enhanced the Company’s knowledge and skills in producing advanced systems, and will allow the Company to quote and secure other significant equipment orders at more customary (or historical) and higher profit margins in the future. The

Company also believes that, by placing this customized production equipment in such a high visibility location, the Korean Institute of Industrial Technology (KITECH) it will expose our equipment to companies that work with KITECH, and may lead them to purchase our equipment to scale up products and processes developed on this system.

Excluding the profit margin realized on the sale of this system, the Company would have attained a gross profit margin of 52.3% for the three months ended September 30, 2005. The cost of goods sold as a percentage of revenue was also affected for the three months ended September 30, 2005, by lower manufacturing volumes, resulting in lower overhead absorption.

The increase in cost of goods sold in absolute dollars for the nine month period reflects the increased costs incurred in the manufacturing and sale of production units, as opposed to manufacturing laboratory machines.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  In the course of the periods compared, there may be significant changes in the cost of revenues as a percentage of revenue depending on the mix of product sold.

Inventories generally can be at a higher value at interim periods during a given fiscal year compared to year end. The Company anticipates a certain level of sales for specific parts and machine models throughout the year. The Company, in turn purchases sufficient inventory components to satisfy these requirements, simultaneously obtaining discounts by purchasing the items in bulk.

Total operating expenses for the three months ended September 30, 2005 were $1,645,097, or 57.1% of revenue, as compared to $1,520,632, or 48.1% of revenue for the same period last year, which is an increase of $124,465, or 8.2%. Operating expenses for the nine months ended September 30, 2005 were $4,797,262, or 55.9% of revenue, as compared to $4,209,414, or 49.5% of revenue, for the same period last year, an increase of $587,848, or 14%.

It is the Company’s position that a greater proportion of its sales in the future will be for more advanced processor production systems that will incorporate features not currently included in the current production machines.  In order to meet such a challenge going forward, it became necessary to hire additional research and development personnel. It also becomes necessary, as a result of this decision, to increase spending in research and development.

Research and development expenses for the three months ended September 30, 2005 were $414,065 compared to $278,869 for the three months ended September 30, 2004, an increase of $135,196, or 48.5%. The increase in research and development expenses is primarily due to an increase in development costs, of approximately $74,000, planned increases in payroll and related costs of approximately $27,000, and an increase in consultants’ costs of approximately $27,000. The development costs were primarily for outside contractors and supplies.

Research and development expenses for the nine month period ended September 30, 2005 were $1,219,668 compared to $685,181 for the nine months ended September 30, 2004, an increase of approximately $534,000, or 77.9%. The increase is principally due to planned increases in payroll and related costs of approximately $292,000, an increase in consultants’ costs of approximately $123,000, and an increase in development costs, primarily for outside contractors and supplies, of approximately $96,000.

Selling expenses for the three months ended September 30, 2005 decreased $127,013, or 17.5%, compared to the three months ended September 30, 2004, from $725,980 to $598,697.  The principal decreases in selling expenses were due to a decrease in commission expenses of approximately $40,000, due to a decrease in direct sales, a decrease in advertising costs of approximately $35,000, a decrease in delivery costs of approximately $27,000 due to a change in vendors, and a decrease in payroll and related costs of approximately $17,000.

Selling expenses for the nine months ended September 30, 2005 increased approximately $11,000, or 0.6%, compared to the nine months ended September 30, 2004, from $1,860,021 to $1,871,283.  The increases were due to an increase in payroll and related expenses of approximately $138,000 partially offset by a decrease in commission costs of approximately $65,000, a decrease in advertising costs of approximately $53,000, and a decrease in delivery costs of approximately $46,000. The increase in payroll was due to a planned increase in personnel. The decrease in delivery costs was principally due to a change in vendors. The decrease in commission costs was caused by a decrease in direct sales. Sales made in Asia, where the Company’s products are sold primarily through distributors, were 38.3% of sales for the nine months ended September 30, 2005, compared to 33.6% of sales for the comparable period in 2004. Sales made to distributors are sold net of a discount, but are not paid commissions. Accordingly, these sales generally reflect a lower gross margin offset by lower selling costs.

For the three months ended September 30, 2005, general and administrative expenses increased by approximately $116,000, or 22.5%, from $515,783 to $632,065.  The increase in general and administrative expenses is principally due to an increase in payroll and related costs of approximately $14,000, an increase in facility operating costs of approximately $59,000, an increase in professional fees of approximately $63,000, partially offset by a decrease in office supplies of approximately $12,000. The increases in facility operating costs were primarily rent and energy related. The increase in professional fees was caused by an increase in the use of consultants including a non-cash charge of $29,750.

For the nine months ended September 30, 2005, general and administrative expenses increased by approximately $42,000, or 2.5%, from $1,664,212 to $1,703,611.  The increase in general and administrative expenses is principally due to an increase in professional fees of approximately $93,000, an increase in facility operating costs of approximately $59,000, offset by a decrease in salaries and related costs of approximately $62,000.  The $93,000 increase in professional fees includes a non-cash charge for warrants issued in connection with a consulting arrangement of $89,250. The decrease in salary is related to a reduction in personnel.

Interest expense for the three months ended September 30, 2005 decreased approximately $3,200, or 19%, to $13,647 from $16,857 for the three months ended September 30, 2004. The decrease is due to a reduction in the amount of term debt outstanding in the respective periods.

Interest expense for the nine months ended September 30, 2005 decreased approximately $8,000 or 14.9%, to $45,660 from $53,817 for the nine months ended September 30, 2004.  The decrease is due to a reduction in the amount of term debt outstanding in the respective periods.

    RESULTS OF DISCONTINUED OPERATIONS

In the three months ended March 31, 2004, the Company sold the assets and selected liabilities of the Division to NuSil. During the nine month period ended September 30,

2005, the Company had no discontinued operations. Thus, all items of discontinued operations decreased 100% when compared to the comparable periods for the prior year.

Total Company revenues for the nine months ended September 30, 2005 from discontinued operations were $0, as compared to revenues of $323,635 for the comparable period for the prior year.  The decrease during this period is due to the sale of the Division to NuSil on February 9, 2004.

Cost of goods sold for the nine months ended September 30, 2005 were $0, compared to $308,548 for the period ended September 30, 2004.  The decrease in cost of goods sold is attributable to the sale of the Division to NuSil on February 9, 2004.

Total operating expenses for the nine months ended September 30, 2005, which include research and development, selling, and general administrative expenses, were $0, compared to $238,760 for the nine months ended September 30, 2004. The decrease in operating expenses is due to the sale of the Division to Nusil on February 9, 2004.

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

As of September 30, 2005, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit and a $1,000,000 four-year term loan facility. As of September 30, 2005, the Company had a balance of $259,000 and additional potential availability up to $741,000 under its revolving credit line, and a balance of $625,006 under its loan facility.

The Company used cash of $1,096,707 and $774,871 from operations for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30,

2005, the Company’s principal operating cash requirements were to fund its loss from operations, including a planned increase in research and development expenditures, fund its increase in inventory and prepaid expenses and a decrease in current liabilities, partially offset by a decrease in trade receivables.

The Company used cash of $153,805 and generated cash of $547,472 for investing activities for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in investing activities for the nine months ended September 30, 2005 was for the purchase of capital equipment. As of September 30, 2005, the Company had no material commitments for capital expenditures.

The Company generated cash of $307,165 and $1,787,320 from financing activities for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the financing activities consisted of proceeds from the line of credit, collection of a note receivable, and the issuance of common stock, offset by payments on the term note and subordinated debt due to related party.

As of September 30, 2005, the Company had $1,084,767 in cash and cash equivalents, compared to $1,610,191 as of September 30, 2004.

At September 30, 2005, the Company’s backlog was $3,521,000 compared to $2,228,000 as of September 30, 2004.

As of the date of this report, the Company does not expect that it will be in compliance with the debt service coverage ratio covenant of its Credit Facility with BankNorth, N.A. (“the lender”) as of December 31, 2005, based on the current quarter’s operating loss and the Company’s forecast for the fourth quarter.

The Company has held preliminary discussions with the lender regarding this issue, and it is management’s belief that the lender will grant a waiver of this covenant default at year end and/or amend the Credit Facility to obviate any non-compliance. However, there remains a possibility that the Company and its lender might not resolve this issue, and under such circumstances it is possible that the lender would exercise its right to accelerate, and require the Company to repay, the entire balance of amounts owed under the Credit Facility. Although the Company projects that it would have sufficient liquidity to repay the entire Credit Facility, such a repayment would significantly reduce the Company’s working capital and would require the Company to reconsider its ability to invest in activities that did not directly contribute to current cash flow.

Assuming that the Company and its lender are able to successfully resolve the anticipated loan covenant default and that the Company does not continue to incur substantial operating losses, management believes that cash flows from operations and available credit from the Credit Facility, along with the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months. In the event that the Company continues to incur significant operating losses, or if the Company is unable to favorably resolve the projected default under its Credit Facility, the Company anticipates that it would be able to fund its working capital requirements for the next 12 months if it sufficiently decreased expenditures to avoid further operating losses. Although there can be no assurance of success, the Company’s management is confident that it could modify the Company’s business plan and operations to achieve positive cash flows from its base level of operations and thereby have sufficient capital resources to accommodate its working capital requirements for the next 12 months.

The Company’s contractual obligations as of September 30, 2005 are as follows:

Contractual Obligations	At September 30, 2005	Remaining In Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008
Long term debt	$625,006	$62,501	$250,000	$250,000	$62,505
Operating Leases	235,250	83,250	152,000	—	—
Capital leases	60,173	9,627	38,507	12,039	—
Total contractual obligations	$920,429	$155,378	$440,507	$262,039	$62,505

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

As of September 30, 2005, the Company had approximately $320,000 of variable rate borrowings outstanding under its revolving credit agreement and equipment loans. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $1,700 negative effect on the Company’s earnings and cash flows on a quarterly basis.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a)                                               Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the fiscal quarter ended September 30, 2005, both our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                           Changes in internal control over financial reporting.  There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description

4.1	Research Collaboration Agreement between University of Massachusetts Lowell and MFIC Corporation, dated September 26, 2005.

31.1	Certification Pursuant to Rule 13a - 14(a)/15d - 14 (a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a - 14(a)/15d - 14 (a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                     Reports on Form 8-K

The Company filed no reports on Form 8-K during the fiscal quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

Date: November 9, 2005	/s/ Irwin J. Gruverman
Irwin J. Gruverman Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	/s/ Dennis P. Riordan
Dennis P. Riordan Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1                                 Research Collaboration Agreement between University of Massachusetts Lowell and MFIC Corporation, dated September 26, 2005.

31.1                           Certification Pursuant to Rule 13a - 14(a)/15d - 14 (a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification Pursuant to Rule 13a - 14(a)/15d - 14 (a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002