Form 10-Q
period 2006-03-31
MFIC CORP
filed 2006-05-12
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Registrant had shares of 9,967,345 Common Stock, par value $.01 per share, outstanding on May 12, 2006.

MFIC CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and March 31, 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and March 31, 2005
Notes to Condensed Consolidated Financial Statements (Unaudited)
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Disclosure Controls and Procedures
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I . FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$1,466,530	$1,452,358
Accounts receivable, less allowance for doubtful accounts of $47,641 at March 31, 2006 and $43,175 at December 31, 2005	1,760,651	1,864,451
Inventories, net	2,118,199	1,849,446
Prepaid expenses	279,294	269,370
Other current assets	67,248	32,949
Deferred income taxes	238,000	265,000
TOTAL CURRENT ASSETS	5,929,922	5,733,574

Property and Equipment, at cost:
Furniture, fixtures and office equipment	521,817	507,852
Machinery and equipment	420,172	420,172
Leasehold improvements	89,935	89,935
	1,031,924	1,017,959
Less:accumulated depreciation and amortization	(656,589)	(611,589)
Net property and equipment	375,335	406,370
Patents, licenses and other assets (net of accumulated amortization of $232,965 at March 31, 2006 and $231,515 at December 31, 2005)	70,333	71,783
TOTAL ASSETS	$6,375,590	$6,211,727

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current Liabilities:
Accounts payable	$215,478	$115,461
Accrued commissions	158,438	160,491
Accrued expenses	263,444	206,609
Accrued compensation and vacation pay	136.363	74,313
Customer advances	528,069	615,929
Current portion of term note payable	250,000	250,000
Current portion — capital leases	38,507	38,507
TOTAL CURRENT LIABILITIES	1,590,299	1,461,310
Capital leases payable	2,413	12,039
Term note	250,008	312,507
Stockholders’ Equity:
Common stock, par value $.01 per share, 20,000,000 shares authorized; 10,224,291 and 10,166,430 shares issued; 9,963,845 and 9,905,984 shares outstanding at March 31, 2006 and December 31, 2005, respectively	102,243	101,665
Additional paid-in capital	16,873,799	16,809,007
Accumulated deficit	(11,755,471)	(11,797,100)
Less: treasury stock, at cost, 260,446 shares at March 31, 2006 and December 31, 2005, respectively	(687,701)	(687,701)
TOTAL STOCKHOLDERS’ EQUITY	4,532,870	4,425,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,375,590	$6,211,727

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2005
Revenues	$3,150,881	$2,536,469
Cost of goods sold	1,446,984	1,148,929
Gross profit	1,703,897	1,387,540
Operating expenses:
Research and development	397,362	421,075
Selling	615,939	614,095
General and administrative	622,297	538,018
Total operating expenses	1,635,598	1,573,188
Income (loss) from operations	68,299	(185,648)
Interest expense	(9,771)	(15,470)
Interest income	10,101	8,052
Income (loss) before income tax provision (benefit)	68,629	(193,066)
Income tax provision (benefit)	27,000	(77,000)
Net income (loss)	$41,629	$(116,066)
Weighted average number of common and common equivalent shares outstanding:
Basic	9,952,837	9,678,292
Diluted	10,590,101	9,678,292
Net income (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$41,629	$(116,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	27,000	(77,000)
Depreciation and amortization	46,450	43,584
Provision for obsolete inventory	9,000	20,000
Bad debt expense	4,466	3,000
Share based payments - consultants	—	29,750
Share based compensation	36,935	—
Changes in assets and liabilities:
Accounts receivable	99,334	390,732
Inventories	(277,753)	(365,606)
Prepaid expenses	(9,924)	(15,634)
Other current assets	(34,299)	39,836
Current liabilities	128,989	(170,367)
Net cash provided by (used in) operating activities:	71,827	(217,771)

Cash flows from investing activities:
Purchase of property and equipment	(13,965)	(8,129)
Net cash used in investing activities	(13,965)	(8,129)

Cash flows from financing activities:
Principal payment of subordinated debt-related party	—	(6,250)
Principal payments on term loan — Banknorth	(62,499)	(62,499)
Principal payments on notes payable — capital leases	(9,626)	(9,285)
Proceeds from line of credit — Banknorth	—	252,500
Proceeds from exercise of stock options	12,040	17,902
Proceeds from issuance of common stock under employee stock purchase plan	16,395	6,898
Net cash (used in) provided by financing activities:	(43,690)	199,266
Net increase (decrease) in cash and cash equivalents	14,172	(26,634)
Cash and cash equivalents beginning of period	1,452,358	2,028,114
Cash and cash equivalents end of period	$1,466,530	$2,001,480

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company’s financial position and the results of operations. These results are not necessarily indicative of the results to be expected for the entire year.

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

The Company has adopted FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with international Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated this standard and has determined there is no impact on our consolidated financial statements.

The Company has adopted FASB statement No. 154, Accounting Changes and Corrections. SFAS No. 154 addresses the accounting and reporting for changes in accounting principles. It replaces APB 20 and FIN 20, and is effective for all fiscal years beginning after December 15, 2005. It requires that the cumulative effect of a change in accounting principle be recorded directly in the opening retained earnings balance. The Company has evaluated this standard, and has determined there is no impact on our consolidated financial statements.

2.)   STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under APB 25, as permitted by SFAS 123. No stock-based compensation cost was recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the three months ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Had the Company used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income (loss) and pro forma earnings per share would have been as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss), as reported	$41,629	$(116,066)
Add: stock-based compensation expense included in reported net income	36,935
Less: stock-based compensation expense determined under fair value method for all awards	(36,935)	(58,619)
Pro forma net income (loss)	$41,629	$(174,685)
Basic earnings per share:
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.02)
Diluted earnings per share:
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.02)

The stock-based employee compensation expense that is reflected in the unaudited condensed consolidated statement of operations in the first quarter of fiscal 2006 was approximately $37,000.

We have two shareholder-approved stock option plans: the 1988 Stock Plan which authorizes the grant of Stock Rights for up to 3,500,000 shares of common stock and the 1989 Non-Employee Director Stock Option Plan which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock. These plans permit the granting of stock awards to officers, members of the Board of Directors and employees. Options granted under the plans vest over a 3-to-5-year period and expire 5 - 10 years from the grant date. At March 31, 2006, approximately 741,000 shares were available for future grants under the plans.

During the first quarter of fiscal 2006, the Company issued 51,000 stock options under the 1988 Stock Plan and the 1989 Non-Employee Director Stock Option Plan. The stock options generally vest over five years. Approximately 34,000 shares were forfeited and approximately 136,000 shares were vested as of March 31, 2006.

A summary of stock option activity under all plans is as follows:

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share
Options outstanding, January 1, 2006	1,718,925	$1.37
Granted	51,000	1.51
Exercised	(43,573)	0.39
Canceled	(34,452)	1.65
Options outstanding, March 31, 2006	1,691,900	$1.39
Options exercisable, March 31, 2006	1,414,086	$1.35

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2006 were 6.62 years and $2,352,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2006 were 6.57 years and $1,909,000, respectively.

We estimate the fair value of each option award issued under the Plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. We base the expected term of the options on our historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the options.

	Three Months Ended March 31,
	2006	2005
Expected volatility	126.0%	129.0%
Risk-free interest rate	4.85%	4.35%
Expected life in years	5.0	5.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the first quarter of fiscal years 2006 and 2005 was $1.29 and $3.36 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 9% per year.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 3 years, amounted to approximately $523,000 at March 31, 2006.

On November 17, 2004, the Company entered into a twelve month general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted a three (3) year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share. The estimated fair value of these warrants were being expensed over the term of the agreement, which expired as of December 31,2005. The Company recognized $29,750 in expenses for the quarter ended March 31, 2005.

3.)   INVENTORIES

The components of inventories are as follows at:

	March 31, 2006	December 31, 2005
Raw materials	$2,040,000	$1,711,661
Work in progress	46,292	73,844
Finished goods	225,907	248,941
	2,312,199	2,034,446
Less: provision for excess inventory	(194,000)	(185,000)
Total	$2,118,199	$1,849,446

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

	Three months ended
	March 31, 2006	March 31, 2005
Shares for computation of basic net income per share	9,952,837	9,678,292
Effect of dilutive stock options	637,264	—
Shares for computation of diluted net income per share	10,590,101	9,678,292

5.)   CREDIT FACILITY

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

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At March 31, 2006, there was no outstanding balance on the Revolving Credit Line. The balance outstanding on the term loan was $500,008, at an interest rate of 5.67%.

6.)   DEBT

Long-term debt as of the following dates consisted of:

	March 31, 2006	December 31, 2005
	(Unaudited)
Term note	$500,008	$562,507
Capital leases payable	40,920	50,546
	540,928	613,053
Less current portion	(288,507)	(288,507)
Long term debt, net of current portion	$252,421	$324,546

The capital leases payable consist of three capitalized leases with bargain purchase options that the Company is obligated to pay over a three- year period.

7.)   INCOME TAXES

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

MFIC CORPORATION

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.                    RESULTS OF OPERATIONS

Total Company revenues for the quarter ended March 31, 2006 were approximately $3,151,000, as compared to revenues of $2,536,000 for the three months ended March 31, 2005, representing an increase of approximately $615,000, or 24.2%. The increase for this period is due almost entirely to an increase in the sale of machines of approximately $611,000.

Cost of goods sold for the three months ended March 31, 2006 was approximately $1,447,000, or 45.9% of revenue, compared to $1,149,000, or 45.3% of revenue, for the three months ended March 31, 2005. The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2005, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.

Total operating expenses for the three months ended March 31, 2006 were approximately $1,636,000, or 51.9% of revenue, as compared to $1,573,000, or 62.0% of revenue, for the three months ended March 31, 2005, which is an increase of approximately $63,000, or 4.0%.

Research and development expenses for the three months ended March 31, 2006 were approximately $397,000, compared to $421,000 for the three months ended March 31, 2005, a decrease of approximately $24,000, or 5.6%. The decrease in research and development expenses was primarily due to a planned decrease in both consultant costs of approximately $54,000, and development costs of approximately $35,000, partially offset by a planned increase in payroll and related costs of approximately $41,000, and test supplies of approximately $13,000.

Selling expenses for the three months ended March 31, 2006 were approximately $616,000, compared to $614,000 for the three months ended March 31, 2005, an increase of $2,000, or 0.3%. The increase is primarily attributable to an increase in commission expenses of approximately $36,000, an increase in travel and entertainment of approximately $24,000, an increase in delivery costs of approximately $23,000, partially offset by a planned decrease in payroll costs of approximately $56,000, and a decrease in printing costs of approximately $13,000. The increase in commission costs was due to an increase in sales, partially offset by an increase in sales made in Asia, where a significant amount of the Company’s sales are sold primarily through distributors, who are not paid commissions. The increase in delivery costs were principally due to an increase in sales.

General and administrative expenses for the three months ended March 31, 2006, were approximately $622,000, compared to $538,000 for the three months ended March 31, 2005, an increase of approximately $84,000, or 15.7%. The increase in general and administrative expenses is principally due to an increase in corporate expenses of approximately $57,000, an increase in professional fees of approximately $67,000, partially offset by a decrease in consultant costs of approximately $29,000. The increase in corporate expenses was principally due to the Company adopting SFAS 123R as of January 1, 2006, recognizing compensation expense in conjunction with share based payments to employees and directors in the amount of $37,000. The increase is also attributable to an increase in directors’ compensation in 2006. The increase in professional fees is partially due to payments made in conjunction with S.E.C. filings during the quarter in the amount of approximately $27,000. The decrease in consulting costs is the result of the expiration in 2006 of a consulting agreement that was in effect in 2005.

Interest expense for the three months ended March 31, 2006 decreased approximately $6,000, or 36.8%, to $9,771, from $15,470 for the three months ended March 31, 2006. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with Banknorth.

Interest income for the three months ended March 31, 2006 increased approximately $2,000, or 25.4%, to $10,101 from $8,052 for the three months ended March 31, 2005. The increase is due to the increase in cash available for investing.

For the quarter ended March 31, 2006 and 2005, the Company recognized a tax provision of $27,000, and a tax benefit in the amount of $77,000, respectively, at the Company’s expected annualized effective tax rate of approximately 40%.

2.                    LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of March 31, 2006, there was no balance due under its revolving credit line and a balance of $500,008 under its term loan facility.

The Company generated cash of $72,000 and used cash of $218,000 from operations for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the Company’s principal operating cash requirements were to fund its increase in inventory due to production requirements for orders, other current assets, and prepaid expenses, offset by its income from operations, decrease in current liabilities, and a decrease in trade receivables. For the three months ended March 31, 2005, the Company’s principal operating cash requirements were to fund its loss from operations, an increase in inventory, and a decrease in current liabilities, partially offset by a decrease in trade receivables and prepaid expenses.

The Company used cash of $14,000 and $8,000 for investing activities for the three months ended March 31, 2006 and 2005, respectively. Net cash used by investing activities for both three months ended March 31, 2006 and 2005 were for the purchase of capital equipment.

The Company used cash of $44,000 for the three months ended March 31, 2006 for financing activities, consisting of principal payments on the term loan and capital equipment loans, offset by proceeds from the issuance of common stock for options exercised, and proceeds from stock issued from the employee stock purchase plan.

The Company generated cash of $199,000 for the three months ended March 31, 2005 from financing activities, consisting of proceeds from the line of credit from Banknorth and equipment loans, the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan, partially offset by payments on the term loan, equipment loans and subordinated debt.

As of March 31, 2006, the Company had $1,467,000 in cash and cash equivalents, compared to $2,001,000 as of March 31, 2005.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company’s contractual obligations as of March 31, 2006 are as follows:

	Contractual Obligations
	At March 31, 2006	Payable the remainder of 2006	Payable in 2007	Payable in 2008
Long term debt	$500,008	$187,497	$249,996	$62,515
Operating leases	416,772	268,396	148,376
Capital leases	40,920	28,880	9,286	2.754
Total contractual obligations	$957,700	$484,773	$407,658	$65,269

3.                    FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase revenue growth,  and/or  operating profitability, and to achieve, maintain, and/or increase net operating profitability. Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, and (iv) whether the Company’s technology will be adopted by customers as a means of producing MMR innovative materials in large quantities, and (v) whether the Company is able to deploy prototype MMR placements and then manufacture and introduce commercial production MMR equipment as well as those risks set forth in Item 1a, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $41,000 of variable rate borrowings outstanding under its revolving credit agreement and equipment loans. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $1,000 negative effect on the Company’s earnings and cash flows on a quarterly basis.

ITEM 4.   CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures. Based on his evaluation as of the end of the fiscal quarter ended March 31, 2006, each of our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MFIC CORPORATION

PART II - OTHER INFORMATION

ITEM 6 .   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K for the three months ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

Date: May 12, 2006	/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	/s/ Dennis P. Riordan
Dennis P. Riordan Controller (Principal Financial and Accounting Officer)