Form 10-Q
period 2006-06-30
MFIC CORP
filed 2006-08-11
CIK 723889

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Registrant had shares of 9,935,167 Common Stock, par value $.01 per share, outstanding on August 10, 2006.

MFIC CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2006

PART I .. FINANCIAL INFORMATION

ITEM 1.

MFIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except per share amounts	June 30,	December 31,
ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$1,042	$1,452
Accounts receivable, less allowance for doubtful accounts of $47 at June 30, 2006 and $43 at December 31, 2005	2,418	1,864
Inventories, net	2,249	1,849
Prepaid expenses	286	269
Other current assets	85	35
Deferred income taxes	152	265
TOTAL CURRENT ASSETS	6,232	5,734

Property and Equipment, at cost:
Furniture, fixtures and office equipment	529	508
Machinery and equipment	422	420
Leasehold improvements	90	90
	1,041	1,018
Less: accumulated depreciation and amortization	(702)	(612)
Net property and equipment	339	406
Patents, licenses and other assets (net of accumulated amortization of $234 at June 30, 2006 and $232 at December 31, 2005)	69	72
TOTAL ASSETS	$6,640	$6,212

See notes to unaudited condensed consolidated financial statements.

In thousands, except per share amounts	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current Liabilities:
Accounts payable	$158	$115
Accrued commissions	183	160
Accrued expenses	265	207
Accrued compensation and vacation pay	102	74
Customer advances	760	616
Current portion of term note payable	250	250
Current portion — capital leases	23	39
TOTAL CURRENT LIABILITIES	1,741	1,461
Capital leases payable	8	12
Term note	188	313
Stockholders’ Equity:
Common stock, par value $.01 per share, 20,000 shares authorized; 10,245 and 10,166 shares issued; 9,985 and 9,906 shares outstanding at June 30, 2006 and December 31, 2005, respectively	102	102
Additional paid-in capital	16,916	16,809
Accumulated deficit	(11,627)	(11,797)
Less: treasury stock, at cost, 260 shares at June 30, 2006 and December 31, 2005, respectively	(688)	(688)
TOTAL STOCKHOLDERS’ EQUITY	4,703	4,426
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,640	$6,212

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts	2006	2005	2006	2005
Revenues	$3,910	$3,164	$7,061	$5,700
Cost of goods sold	1,801	1,607	3,248	2,756
Gross profit	2,109	1,557	3,813	2,944
Operating expenses:
Research and development	453	385	850	806
Selling	741	658	1,357	1,272
General and administrative	701	536	1,323	1,074
Total operating expenses	1,895	1,579	3,530	3,152
Income (loss) from operations	214	(22)	283	(208)
Interest expense	(10)	(17)	(20)	(32)
Interest income	10	3	20	11
Income (loss) before income tax provision (benefit)	214	(36)	283	(229)
Income tax provision (benefit)	86	—	113	(77)
Net income (loss)	$128	$(36)	$170	$(152)
Weighted average number of common and common equivalent shares outstanding:
Basic	9,974	9,709	9,963	9,693
Diluted	10,990	9,709	11,038	9,693
Net income (loss) per common share:
Basic	$0.01	$(0.00)	$0.02	$(0.02)
Diluted	$0.01	$(0.00)	$0.02	$(0.02)

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
In thousands	2006	2005
Cash flows from operating activities:
Net income (loss)	$170	$(152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	113	(77)
Depreciation and amortization	93	86
Provision for obsolete inventory	9	124
Bad debt expense	4	3
Share based payments – consultants	—	60
Share based compensation	69	22
Changes in assets and liabilities:
Accounts receivable	(558)	(43)
Inventories	(409)	(588)
Prepaid expenses	(17)	(173)
Other current assets	(50)	(44)
Current liabilities	296	(480)
Net cash used in operating activities:	(280)	(1,262)

Cash flows from investing activities:
Purchase of property and equipment	(23)	(32)
Net cash used in investing activities	(23)	(32)

Cash flows from financing activities:
Principal payment of subordinated debt-related party	—	(6)
Principal payments on term loan — Banknorth	(125)	(125)
Proceeds from notes receivable – NuSil	—	92
Principal payments on notes payable — capital leases	(20)	(19)
Proceeds from line of credit — Banknorth	—	372
Proceeds from exercise of stock options	22	29
Proceeds from issuance of common stock under employee stock purchase plan	16	18
Net cash (used in) provided by financing activities:	(107)	361
Net decrease in cash and cash equivalents	(410)	(933)
Cash and cash equivalents beginning of period	1,452	2,028
Cash and cash equivalents end of period	$1,042	$1,095

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

The unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company’s financial position as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005. These results of operations for the three and six months ended June 30,2006 are not necessarily indicative of the results to be expected for the  full fiscal year or any future periods.

Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

Recent Accounting Pronouncements

The Company has adopted FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with international Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1,2006 and it did not have a material impact on our consolidated financial statements.

The Company has adopted FASB Statement No. 154, Accounting Changes and Corrections (“SFAS No. 154”). SFAS No. 154 addresses the accounting and reporting for changes in accounting principles. It replaces APB 20 and FIN 20, and is effective for all fiscal years beginning after December 15, 2005. It requires that the cumulative effect of a change in accounting principle be recorded directly in the opening retained earnings balance. The Company has evaluated this standard, and has determined there is no material impact on our consolidated financial statements.

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

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under APB 25, as permitted by SFAS 123. No employee stock-based compensation cost was recognized in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has applied the modified prospective transition method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective transition method, compensation cost recognized in the six months ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Had the Company used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income (loss) and pro forma earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share amounts	2006	2005	2006	2005
Net income (loss), as reported	$128	$(36)	$170	$(152)
Add: stock-based compensation expense included in reported net income	32		69
Less: stock-based compensation expense determined under fair value method for all awards	(32)	(81)	(69)	(140)
Pro forma net income (loss)	$128	$(117)	$170	$(292)
Basic earnings per share:
As reported	$0.01	$0.00	$0.02	$(.02)
Pro forma	$0.01	$(0.01)	$0.02	$(0.3)
Diluted earnings per share:
As reported	$0.01	$0.00	$0.02	$(0.02)
Pro forma	$0.01	$(0.01)	$0.02	$(0.03)

The stock-based employee compensation expense that is reflected in the unaudited condensed consolidated statement of operations in the six months ended June 30, 2006 in General and Administrative expense was approximately $69,000.  The Company did not capitalize any stock-based compensation.  No significant tax benefit on the stock-based compensation was recorded in the six months ended June 30, 2006, because we have established a valuation allowance against our net deferred tax assets.

We have three shareholder approved stock option plans:  the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”), the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock and the 2006 Stock Plan, which authorized the grant of stock rights for up to 4,000,000 shares of common stock minus the shares of common stock issued and the shares of common stock issuable pursuant to options outstanding under the 1988 Plan and the 1989 Plan.  The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the 1988 Plan and the 1989 Plan.  The 1988 Plan and the 1989 Plan permitted, and the 2006 Plan permits, the granting of stock awards to officers, members of the Board of Directors and employees.  Options granted under the 1988 Plan, the 1989 Plan and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At June 30, 2006, approximately 741,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the 1988 Plan and the 1989 Plan.

For the six months ended June 30,  2006, the Company issued 51,000 stock options at exercise prices equal to or greater than the fair market value of the Company’s stock on the date of grant.   Under the 1988 Stock Plan, and the 1989 Non-Employee Director Stock Option Plan, and 0 shares under the 2006 Stock Plan.  Approximately 34,000 shares were forfeited and approximately 151,000 shares were vested as of June 30, 2006.

Distribution and Dilutive Effect of Options

The following table illustrates the dilution (accretion) resulting from the grant of options and exercise of options, which is referred to as the grant dilution and exercise dilution, respectively, during the periods described below.

	Six months ended
	June 30,
In thousands	2006	2005

Shares of common stock outstanding	9,985	9,753

Granted	51	136

Canceled/forfeited	(34)	0

Net options granted	17	136

Grant dilution (accretion) (1)	0.02%	0.14%

Exercised	65	80

Exercise dilution (2)	0.06%	0.08%

(1)                                  The percentage for grant dilution for a period is computed based on net options granted as a percentage of shares of common stock outstanding as of the end of a period.

(2)                                  The percentage for exercise dilution for a period is computed based on options exercised as a percentage of shares of common stock outstanding as of the end of a period.

A summary of stock option activity under all plans is as follows:

In thousands	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2006	1,719	$1.37
Granted	51	1.51
Exercised	(65)	.41
Canceled	(34)	1.65
Options outstanding, June 30, 2006	1,671	$1.41
Options exercisable, June 30, 2006	1,400	$1.36

The Company has a policy of issuing stock out of its registered but un-issued stock pool through its transfer agent to satisfy stock option exercises.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2006 were 6.69 years and $2,349,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2006 were 6.67 years and $1,904,000, respectively.

We estimate the fair value of each option award issued under the Plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock.   The Company used historical volatility to calculate its expected volatility at June 30, 2006.  Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price.  We base the expected term of the options on our historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life.   The Company calculated expected life of employee stock options utilizing the simplified method as defined by SAB 107.  The simplified method averages an awards weighted average vesting period and its contractual term.  The vesting period is generally 4 years and the contractual life is generally 10 years.  We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the options.

	Six months Ended June 30,
	2006	2005
Expected volatility	120.0%	82.0%
Risk-free interest rate	4.85%	3.55%
Expected life in years	5.0	5.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the six months of fiscal years 2006 and 2005 was $1.27 and $2.47 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 9% per year.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $522,000 at June 30, 2006.

On November 17, 2004, the Company entered into a twelve month general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted a three (3) year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share. The estimated fair value of these warrants were being expensed over the term of the financial services and advisory agreement, which expired as of December 31, 2005. The Company recognized $59,500 in expenses for the six months ended June 30, 2005.

3.)   INVENTORIES

The components of inventories are as follows at:

In thousands	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$2,272	$1,711
Work in progress	70	74
Finished goods	101	249
	2,443	2,034
Less: provision for excess inventory	(194)	(185)
Total	$2,249	$1,849

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

	Three months ended		Six months ended
In thousands	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)		(Unaudited)
Shares for computation of basic net income per share	9,974	9,709	9,963	9,693
Effect of dilutive stock options and warrants	1,016	—	1,075	—
Shares for computation of diluted net income per share	10,990	9,709	11,038	9,693

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase approximately 655,000 and 597,000 shares of common stock for the three and six months ended June 30, 2006 respectively, as the impact of these shares would be anti-dilutive.  All options were excluded for the three and six months ended June 30, 2005, since there was a net loss for both periods.

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

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. At June 30, 2006, there was no outstanding balance on the Revolving Credit Line. The balance outstanding on the term loan was $437,509, at an interest rate of 5.67%.

6.)   DEBT

Long-term debt as of the following dates consisted of:

In thousands	June 30, 2006	December 31, 2005
	(Unaudited)
Term note	$438	$563
Capital leases payable	31	51
	469	614
Less current portion	(273)	(289)
Long term debt, net of current portion	$196	$325

The capital leases payable consist of three capitalized leases with bargain purchase options that the Company is obligated to pay over a three- year period.

7.)   INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.   The effective tax rate calculation includes determining both the current and deferred income tax expense as well as accounting for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets.  We must assess the recoverability of the deferred tax assets by considering whether it is “more likely then not” that some portion or all of the deferred tax assets will be realized.  To the extent we believe that recovery does not meet this “more likely than not” standard as required in SFAS No. 109,  Accounting for Income Taxes , we must establish a valuation allowance.  Changes in the valuation allowance are reflected in determining the effective tax rate for the year.

MFIC CORPORATION

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.                                        RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total Company revenues for the three months ended June 30, 2006 were approximately $3,910,000, as compared to revenues of $3,164,000 for the three months ended June 30, 2005, representing an increase of approximately $746,000, or 23.6%. The increase for this period is due to an increase in sales of machines of approximately $866,000, partially offset by a decrease in the sale of spare parts of approximately $120,000. The Company instituted an overall average price increase of 10% for standard machines effective in the first quarter of fiscal 2006. In addition, the number of machines sold during the three months ended June 30, 2006 increased as compared to the same quarter a year ago.

Cost of goods sold for the three months ended June 30, 2006 was approximately $1,801,000, or 46.1% of revenue, compared to $1,607,000, or 50.8% of revenue, for the three months ended June 30, 2005. The increase in cost of goods sold in absolute dollars for the three months ended June 30, 2006, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of sales as a percentage of sales is attributable to an average price increase of 10% for standard machines effective in the first quarter of fiscal 2006, a higher volume of machines sold, and the product mix.

Total operating expenses for the three months ended June 30, 2006 were approximately $1,895,000, or 48.5% of revenue, as compared to $1,579,000, or 49.9% of revenue, for the three months ended June 30, 2005, which is an increase of approximately $316,000, or 20.0%.

Research and development expenses for the three months ended June 30, 2006 were approximately $453,000, compared to $385,000 for the three months ended June 30, 2005, a increase of approximately $68,000, or 17.7%. The increase in research and development expenses was primarily due to a planned increase in payroll and related costs of approximately $33,000 and test supplies of approximately $23,000.

Selling expenses for the three months ended June 30, 2006 were approximately $741,000, compared to $658,000 for the three months ended June 30, 2005, an increase of $83,000, or 12.6%. The increase is primarily attributable to an increase in commission expenses of approximately $62,000, an increase in sales meeting expenses of approximately $20,000, an increase in printing costs of approximately $10,000, partially offset by a decrease in advertising costs of $15,000. The increase in commission costs was due to an increase in sales.

General and administrative expenses for the three months ended June 30, 2006, were approximately $701,000, compared to $536,000 for the three months ended June 30, 2005, an increase of  $165,000, or 30.8%. The increase in general and administrative expenses is principally due to a planned increase in payroll of approximately $44,000, an increase in corporate expenses of approximately $32,000, an increase in professional fees of approximately $51,000, and an increase in occupancy costs of $14,000, partially offset by a decrease in consultant costs of approximately $34,000. The increase in corporate expenses was principally due to the Company adopting SFAS 123R as of January 1, 2006, recognizing compensation expense in conjunction with share based payments to employees and directors in the amount of $32,000.  The increase in professional fees is partially due to payments made in conjunction with SEC filings during the quarter. The decrease in consulting costs is the result of the expiration in 2006 of a consulting agreement that was in effect in 2005.

Interest expense for the three months ended June 30, 2006 decreased approximately $7,000, or 41.2%, to $10,000, from $17,000 for the three months ended June 30, 2006. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with Banknorth.

Interest income for the three months ended June 30, 2006 increased approximately $7,000, or 233.3%, to $10,000 from $3,000 for the three months ended June 30, 2005. The increase is due to the increase in cash available for investing.

For the three months ended June 30, 2006 and 2005, the Company recognized a tax provision of $86,000, and $0, respectively, at the Company’s expected annualized effective tax rate of approximately 40%.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total Company revenues for the six ended June 30, 2006 were approximately $7,061,000, as compared to revenues of $5,700,000 for the six months ended June 30, 2005, representing an increase of approximately $1,361,000, or 23.9%. The increase for this period is due to an increase in sales of machines of approximately $1,419,000, partially offset by a decrease in the sale of spare parts of approximately $58,000. There was an increase in the number of machines sold for the six months ended June 30, 2006 over the comparative period in 2005 and the Company instituted a 10% average price increase on standard machines in the first quarter of fiscal 2006.

Cost of goods sold for the six months ended June 30, 2006 was approximately $3,248,000, or 46.0% of revenue, compared to $2,756,000, or 48.4% of revenue, for the six months ended June 30, 2005. The increase in cost of goods sold in absolute dollars for the six months ended June 30, 2006, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of sales as a percentage of sales is attributable to the implementation of price increases for machines effective in the first quarter of fiscal 2006, the higher volume of machines sold, and the product mix.

Total operating expenses for the six months ended June 30, 2006 were approximately $3,530,000, or 50.0% of revenue, as compared to $3,152,000, or 55.3% of revenue, for the six months ended June 30, 2005, which is an increase of approximately $378,000, or 12.0%.

Research and development expenses for the six months ended June 30, 2006 were approximately $850,000, compared to $806,000 for the six months ended June 30, 2005, an increase of approximately $44,000, or 5.5%. The increase in research and development expenses was primarily due to a planned increase in payroll and related costs of approximately $75,000 and test supplies of approximately $36,000 offset by decreases in consultant costs of approximately $54,000 and development costs of approximately $33,000.

Selling expenses for the six months ended June 30, 2006 were approximately $1,357,000, compared to $1,272,000 for the six months ended June 30, 2005, an increase of $85,000, or 6.7%. The increase is primarily attributable to an increase in commission expenses of approximately $98,000, an increase in sales meeting expenses of approximately $20,000, an increase in travel and entertainment of approximately $17,000 offset by a planned decrease in payroll and related costs of $49,000, a decrease in printing expenses of approximately $6,000 and a decrease in  advertising expenses of approximately $6,000. The increase in commission costs was due to an increase in sales.

General and administrative expenses for the six months ended June 30, 2006, were approximately $1,323,000, compared to $1,074,000 for the six months ended June 30, 2005, an increase of approximately $249,000, or 23.2%. The increase in general and administrative expenses is principally due to an increase in corporate expenses of approximately $89,000, an increase in professional fees of approximately $119,000, partially offset by a decrease in consultant costs of approximately $63,000. The increase in corporate expenses was principally due to the Company adopting SFAS 123R as of January 1, 2006, recognizing compensation expense in conjunction with share based payments to employees and directors in the amount of $69,000. The increase is also attributable to an increase in directors’ compensation in 2006. The increase in professional fees is partially due to payments made in conjunction with SEC filings. The decrease in consulting costs is the result of the expiration in 2006 of a consulting agreement that was in effect in 2005.

Interest expense for the six months ended June 30, 2006 decreased approximately $12,000, or 37.5%, to $20,000, from $32,000 for the six months ended June 30, 2006. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with Banknorth.

Interest income for the six months ended June 30, 2006 increased approximately $9,000, or 81.8%, to $20,000 from $11,000 for the six months ended June 30, 2005. The increase is due to the increase in cash available for investing.

For the six months ended June 30, 2006,  the Company recognized a tax provision of $113,000 , at the Company’s expected annualized effective tax rate.

2.                                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of June 30, 2006, there was no balance due under its revolving credit line and a balance of $437,509 under its term loan facility.

The Company used cash of $280,000 and $1,262,000 from operations for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, the Company’s principal operating cash requirements were to fund its increase in inventory due to production requirements for orders, trade accounts receivable, other current assets, and prepaid expenses, offset by its income from operations and an increase in current liabilities. For the six months ended June 30, 2005, the Company’s principal operating cash requirements were to fund its loss from operations, including a planned increase in research and development expenditures, fund its increase in inventory, prepaid expenses and receivables, other current assets, and a decrease in current liabilities.

The Company used cash of $23,000 and $32,000 for investing activities for the six months ended June 30, 2006 and 2005, respectively. Net cash used by investing activities for both six months ended June 30, 2006 and 2005 were for the purchase of capital equipment.

The Company used cash of $107,000 for the six months ended June 30, 2006 for financing activities, consisting of principal payments on the term loan and capital equipment loans, offset by proceeds from the issuance of common stock for options exercised, and proceeds from stock issued from the employee stock purchase plan.

The Company generated cash of $449,000 for the six months ended June 30, 2005 from financing activities, consisting of proceeds from the line of credit from Banknorth and equipment loans, the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan, partially offset by payments on the term loan, equipment loans and subordinated debt.

As of June 30, 2006, the Company had $1,042,000 in cash and cash equivalents, compared to $1,095,000 as of June 30, 2005.

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

The Company’s contractual obligations as of June 30, 2006 are as follows:

	Contractual Obligations
In thousands	At June 30, 2006	Payable the remainder of 2006	Payable in 2007	Payable in 2008
Long term debt	$438	$125	$250	$63
Operating leases	319	174	145
Capital leases	31	19	9	3
Total contractual obligations	$788	$318	$404	$66

3.                                        FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability. Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, and (iv) whether the Company’s technology will be adopted by customers as a means of producing MMR innovative materials in large quantities, and (v) whether the Company is able to deploy prototype MMR placements and then manufacture and introduce commercial production MMR equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) as well as those risks set forth in Item 1a, “Risk Factors”, in the Company’s Annual Report on Form 10K for the year ended December 31, 2005.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $31,000 of variable rate borrowings outstanding under its revolving credit agreement and equipment loans. A hypothetical 10% adverse change in interest rates for this variable rate debt would have no material effect on the Company’s earnings and cash flows on a quarterly basis.

ITEM 4.                    CONTROLS AND PROCEDURES

(a)             Evaluation of disclosure controls and procedures. Based on his evaluation as of the end of the fiscal quarter ended June 30, 2006, each of our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)            Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MFIC CORPORATION

PART II - OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2006, the Company held its annual meeting of its stockholders.  The following matters were voted on at the annual meeting:

1.               The election of Irwin J. Gruverman, , Leo Pierre Roy, James N. Little, George Uveges and Eric G. Walters as directors of the Company.

2.               The adoption of the Company’s 2006 Stock Plan.

3.               The ratification of the Board of Director’s selection of Brown & Brown, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2006.

The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the annual meeting:

Matter	For	Against	Abstain	Broker Nonvotes
Election of Mr. Gruverman	8,454,771	218,586	N/A	N/A
Election of Mr. Roy	8,553,339	120,018	N/A	N/A
Election of Mr. Little	8,568,339	105,018	N/A	N/A
Election of Mr. Uveges	8,567,339	106,018	N/A	N/A
Election of Mr. Walters	8,579,771	93,586	N/A	N/A
Adoption of Company’s 2006 Stock Plan	3,421,057	267,841	64,450	N/A
Ratification of Selection of Brown & Brown, LLP	8,590,978	79,812	2,567	N/A

ITEM 6 .                 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
10.1	2006 Stock Plan (Filed as Exhibit 10.1 to the Company’s Form 8K on August 11,2006, and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K for the six months ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

Date: August 11, 2006	/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006	/s/ Dennis P. Riordan
Dennis P. Riordan Controller (Principal Financial and Accounting Officer)