Form 10-Q
period 2006-09-30
MFIC CORP
filed 2006-11-08
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 0-11625

MFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2793022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30 Ossipee Road, Newton, Massachusetts	02464
(Address of principal executive offices)	(Zip Code)

(617) 969-5452

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

☐  Large Accelerated Filer                         ☐  Accelerated Filer                            ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of November 6, 2006, 10,074,366 shares of the registrant’s Common Stock were outstanding, and the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $12,603,000 based on the last sale price as reported by the Over-the-Counter Bulletin Board on such date.

MFIC CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

MFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,038	$1,452
Accounts receivable, net of allowance of $47 and $43 as of September 30, 2006 and December 31, 2005, respectively	2,055	1,864
Inventories, net	2,491	1,849
Prepaid and other current assets	324	304
Deferred income taxes	96	265
Total current assets	7,004	5,734
Property and equipment, net	325	406
Patents and licenses, net	68	72
Total assets	$7,397	$6,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$267	$289
Accounts payable	217	115
Accrued expenses	688	441
Customer advances	1,215	616
Total current liabilities	2,387	1,461

Long-term liabilities:
Long-term debt and obligations under capital leases, net of current maturities	130	325
Total liabilities	2,517	1,786
Stockholders’ equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,334,812 and 10,166,430 shares issued; 10,074,366 and 9,905,984 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	103	102
Additional paid-in capital	17,007	16,809
Accumulated deficit	(11,542)	(11,797)
Treasury stock, 260,446 shares, at cost, at September 30, 2006 and December 31, 2005, respectively	(688)	(688)
Total stockholders’ equity	4,880	4,426
Total liabilities and stockholders’ equity	$7,397	$6,212

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$3,553	$2,881	$10,614	$8,581
Cost of sales	1,558	1,527	4,806	4,283
Gross profit	1,995	1,354	5,808	4,298

Operating expenses:
Research and development	424	414	1,274	1,220
Selling	723	599	2,081	1,871
General and administrative	707	632	2,030	1,706
	1,854	1,645	5,385	4,797
Income (loss) from operations	141	(291)	423	(499)
Interest expense	(9)	(13)	(29)	(46)
Interest income	10	7	31	18

Income (loss) before income tax provision (benefit)	142	(297)	425	(527)

Income tax provision (benefit)	57	—	170	(77)

Net income (loss)	$85	$(297)	$255	$(450)

Net income (loss) per common share:
Basic	$0.01	$(0.03)	$0.03	$(0.05)
Diluted	$0.01	$(0.03)	$0.02	$(0.05)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,044,526	9,783,860	9,990,458	9,723,605
Diluted	10,561,432	9,783,860	10,516,666	9,723,605

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$255	$(450)
Adjustments to reconcile net income (loss) to net cash flows:
Deferred taxes	169	(77)
Depreciation and amortization	127	129
Provision for obsolete inventory	9	149
Allowance for doubtful accounts	4	8
Share-based payments to consultants	—	89
Share-based compensation	102	22
Changes in assets and liabilities:
Accounts receivable	(195)	263
Inventories	(651)	(459)
Prepaid expenses and other current assets	(20)	(85)
Accounts payable	102	52
Accrued expenses	247	(160)
Customer advances	599	(578)
Net cash flows provided by (used in) operating activities	748	(1,097)

Cash flows from investing activities:
Purchase of property, plant and equipment	(42)	(65)
Net cash flows used in investing activities	(42)	(65)

Cash flows from financing activities:
Net proceeds on line of credit	—	259
Principal repayments on long-term debt and obligations under capital leases	(217)	(216)
Repayment of subordinated debt from related party	—	(6)
Proceeds from notes receivable	—	92
Net proceeds from issuance of common stock	97	90
Net cash flows provided by (used in) financing activities	(120)	219
Net change in cash and cash equivalents	586	(943)
Cash and cash equivalents at beginning of period	1,452	2,028
Cash and cash equivalents at end of period	$2,038	$1,085

Supplemental Disclosure of Cash Flow Information:
Interest received	$31	$18
Interest paid	32	46
Taxes paid	8	3

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Description of Business

MFIC Corporation (“MFIC” or the “Company”), through its wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology, digital ink, microelectronics, food, chemical and personal care industries.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Microfluidics.  All intercompany balances and transactions have been eliminated.

The Company’s corporate headquarters and manufacturing operations are located in Newton, Massachusetts.

Certain accounts in the condensed consolidated financial statements and related notes have been reclassified to conform to current period presentation.

2.              Interim Financial Statements

The condensed consolidated financial information for the three and nine months ended September 30, 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC).

The balance sheet as of December 31, 2005 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.              Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

4.              Revenue Recognition

The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as customer advances.

5.              Recent Accounting Pronouncements

The Company has adopted FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with international Accounting Standards.  SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005.  The Company adopted SFAS No. 151 on January 1, 2006 and it did not have a material impact on our consolidated financial statements.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

6.              Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No.123”).  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period.  Pro forma disclosure is no longer an alternative.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations.

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the nine months ended September 30, 2005, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three and nine months ended September 30, 2006, the Company recorded share-based compensation expense of approximately $33,000 and $97,000, respectively, for stock options that remain unvested as of September 30, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the three and nine months ended September 30, 2005.  Since stock-based compensation expense for the three and nine months ended September 30, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income (loss) and net income (loss) per share for that period.  For purposes of the pro forma disclosure for the three and nine months ended September 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma amounts below for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net income (loss), as reported	$85	$(297)	$255	$(450)
Less: Stock-based employee compensation expense determined under fair value based method for all employee awards	—	(56)	—	(195)
Pro forma, net income (loss)	$85	$(353)	$255	$(645)
Basic net income (loss) per share:
As reported	$0.01	$(0.03)	$0.03	$(0.05)
Pro forma	$0.01	$(0.04)	$0.03	$(0.07)
Diluted net income (loss) per share:
As reported	$0.01	$(0.03)	$0.02	$(0.05)
Pro forma	$0.01	$(0.04)	$0.02	$(0.07)

For the three and nine month periods ended September 30, 2006, the Company recognized stock-based employee compensation expense of $33,000 and $97,000, respectively, which is included in General and Administrative expense of the unaudited condensed consolidated statement of operations.  The Company did not capitalize any stock-based compensation.  The Company has established a valuation allowance for net deferred tax assets, accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and nine month periods ended September 30, 2006.

On December 31, 2005, upon recommendation of its Compensation Committee, the Company approved the accelerated vesting of all of the then outstanding unvested stock options (“Options”), pursuant to the Company’s 1988 Employee Stock Option Plan, to purchase 765,886 shares of common stock of the Company.  Of the Options approved for acceleration, Options to purchase 480,915 shares of the Company’s common stock became immediately exercisable on December 31, 2005.  In connection with the acceleration of vesting, the Company recognized approximately $65,000 of compensation expense for “in-the-money” Options in the fourth quarter of fiscal 2005 as a one-time charge in accordance with APB No. 25.  The remaining terms for each of the Options granted remain the same.  With respect of the remaining Options to purchase 284,971 shares of the Company’s common stock approved for acceleration, the option holders exercised their “opt-out” rights to forego acceleration.  Accordingly, the Company will recognize a one-time non-cash compensation charge of approximately $87,000 in 2006 with regard to those Options.  The decision to accelerate the vesting of these Options was made primarily to reduce non-cash compensation expense that would have been recorded in its income statement in the future periods upon the adoption of SFAS No. 123R on January 1, 2006.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option granted during the nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	None	None
Expected volatility	119.00	132.00
Risk-free interest rate	4.59%	3.55%
Expected life	5.0 years	5.0 years

Dividend yield - The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.  Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected volatility - The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted.  The Company determines the expected volatility solely based upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term.  The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate - The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected life - The expected life of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s historical stock option exercise experience and option expiration data.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

The weighted average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $1.28 and $2.47 per share, respectively.  We estimate forfeitures related to options grants at an annual rate of 9% per year.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $387,000 at September 30, 2006.

The Company has three (3) shareholder approved stock option plans as follows:  (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 or 1989 Plans (together, the “Prior Plans”) that expire after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans.  The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At September 30, 2006, approximately 756,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the nine months ended September 30, 2006, the Company issued 51,000 stock options at exercise prices equal to or greater than the fair market value of the Company’s stock on the date of grant under the 1988 Stock Plan, and the 1989 Non-Employee Director Stock Option Plan, and 7,412 shares under the 2006 Stock Plan.  Approximately 57,000 shares were forfeited and approximately 162,000 shares were vested during the nine months ended September 30, 2006.

Information regarding option activity for the nine months ended September 30, 2006 under the Plan is summarized below:

(in thousands, except per share data)	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of January 1, 2006	1,719	$1.37	6.73	$946
Granted	58	1.49	10.00	—
Exercised	(139)	0.49	2.57	(68)
Cancelled	(57)	1.99	—	—
Options outstanding as of September 30, 2006	1,581	1.43	6.68	$920
Options exercisable as of September 30, 2006	1,323	1.39	6.54	$800

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2006 of $1.40 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

On November 17, 2004, the Company entered into a twelve month general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted a three (3) year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share.  The estimated fair value of these warrants were being expensed over the term of the financial services and advisory agreement, which expired as of December 31, 2005.  The Company recognized approximately $30,000 and $89,000 in expenses for the three and nine month periods ended September 30, 2005.

7.              Inventories

Inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$2,530	$1,711
Work in progress	7	74
Finished goods	148	249
	2,685	2,034
Less: provision for excess inventory	(194)	(185)
Total inventories	$2,491	$1,849

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2006	December 31, 2005
Furniture, fixtures and office equipment	$539	$508
Machinery, equipment and tooling	431	420
Leasehold improvements	90	90
	1,060	1,018
Less: accumulated depreciation and amortization	(735)	(612)
	$325	$406

For the three months ended September 30, 2006 and 2005, depreciation expense was approximately $33,000 and $39,000, respectively.  For the nine months ended September 30, 2006 and 2005, depreciation expense was approximately $123,000 and $117,000, respectively.

9.              Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Shares for computation of basic net income per share	10,045	9,784	9,990	9,724
Effect of dilutive stock options and warrants	516	—	527	—
Shares for computation of diluted net income per share	10,561	9,784	10,517	9,724

10.       Industry Segment, Geographic and Enterprise-Wide Information

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

Approximate sales to customers from continuing operations by geographic markets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
North America	$1,971	$1,095	$5,584	$4,351
Asia	793	1,439	2,758	3,288
Europe	789	347	2,272	942
	$3,553	$2,881	$10,614	$8,581

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.  Three customers accounted for an aggregate of 38.6% and 63.3% of the Company’s revenues from continuing operations for the three months ended September 30, 2006 and 2005, respectively; and 38.0% and 53.1% for the nine months ended September 30, 2006 and 2005, respectively.  The Company’s Japanese distributor of Microfluidizer processor equipment and spare parts accounted for 12.4% of revenues from continuing operations for the nine months ended September 30, 2006.  That distributor resells the Company’s products to numerous end-users in Japan, none of which individually represents 10% or more of the Company’s revenues.  Two other customers accounted for 15.7% and 9.9% of revenues from continuing operations for the nine months ended September 30, 2006.  As of September 30, 2006, 18.0% and 12.5% of the Company’s trade accounts receivable from continuing operations were due from two customers.

11.       Stockholders’ Equity

During the three months ended September 30, 2006 and 2005, the Company issued 74,626 and 30,000 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $42,000 and $18,000, respectively.  During the three months ended September 30, 2006 and 2005, the Company issued 14,895 and 11,664 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $17,000 and

$25,000, respectively.  During the nine months ended September 30, 2006 and 2005, the Company issued 128,651 and 109,533 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $64,000 and $69,000, respectively.  During the nine months ended September 30, 2006 and 2005, the Company issued 29,183 and 23,289 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan , generating cash proceeds of approximately $33,000 and $43,000, respectively.

12.       Credit Facility

On March 3, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility, which expires on March 2, 2008, is comprised of:  (i) a $1 million demand revolving line of credit (“Revolving Credit Line”) with advances thereunder bearing interest at an interest rate equal to the prime rate (the Prime Rate for United States borrowings from Banknorth, N.A. as publicly announced from time to time).  All borrowings under the Revolving Credit Line are evidenced by a $1 million demand promissory note (the “Revolving Note”), and (ii) a $1,000,000 term promissory note, amortized over a four year period and having a maturity date of March 3, 2008 and bearing interest at an interest rate equal to the Federal Home Loan Bank Classic Rate at March 4, 2004 plus two and one-half percent (2.50%).  Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiary.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of each year as follows:  (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.

Due to the subjective acceleration clause, and the lock-box arrangement, the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet.  At September 30, 2006, there was no outstanding balance on the Revolving Credit Line.  The balance outstanding on the term loan was $375,010, at an interest rate of 5.67%.

13.       Long-Term Debt

Long-term debt as of the following dates consisted of:

(in thousands)	September 30, 2006	December 31, 2005
Term note	$375	$563
Capital leases payable	22	51
	397	614
Less: current portion	(267)	(289)
Long-term debt, net of current portion	$130	$325

The capital leases payable consist of three capitalized leases with bargain purchase options that the Company is obligated to pay over a three- year period.

14.       Income Taxes

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, and (iv) whether the Company’s technology will be adopted by customers as a means of producing MMR (defined below) innovative materials in large quantities, and (v) whether the Company is able to deploy prototype MMR placements and then manufacture and introduce commercial production MMR equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) as well as those risks set forth in Item 1a, “Risk Factors”, in the Company’s Annual Report on Form 10K for the year ended December 31, 2005.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

MFIC Corporation (MFIC or the Company) has, for over 20 years, specialized in manufacturing and marketing a broad line of high shear fluid processing systems used in numerous applications in the chemical, pharmaceutical, biotech, food and cosmetics industries.

MFIC’s line of high shear fluid processor equipment, marketed under the Company’s Microfluidizer trademark and trade name, create nanoparticles (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions.  The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products.  Further, the Company guarantees scaleup of formulations and results on its processor equipment from 10 milliliters per minute on its laboratory and benchtop models to more than 15 gallons per minute on its pilot and production models.

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

The Company has begun to take steps toward commercializing its proprietary equipment, processes and technology for the continuous creation of nanoparticles through a novel adaptation of its Microfluidizer equipment that permits the mixing of, and reactions between, streams of different solutions as high pressures.  The Company refers to this technology as a Multiple Stream High Pressure Mixer/Reactor (MMR).  In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998.  In July and November 2000, the USPTO issued to the Company notices of allowances of utility patent claims regarding the MMR and the use thereof.  On September 18, 2002, the European Patent Office advised the Company it would grant its MMR patent substantially as applied for, including its device and process claims.  The Company is in the process of pursuing national entry in France, Germany, Italy, The Netherlands, and the United Kingdom.  The Company’s management believes that future commercialization and growth of nanotechnology may be, in large part, enabled by the manufacturing capability of the Company’s materials processor and MMR equipment.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2005.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended September 30, 2006.  Our critical accounting policies are as follows:

•       Revenue Recognition.  The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

•       Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectibility of the accounts such that the amounts reflect estimated net realizable value.  If actual uncollectible amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly and adversely affected.

•       Inventory Valuation.  We value our inventory at the lower of our actual cost or the current estimated market value.  We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twenty-four month period.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Results of Operations

Three Months Ended September 30, 2006 vs. September 30, 2005

Revenues

Total Company revenues for the three months ended September 30, 2006 were approximately $3,553,000, as compared to revenues of $2,881,000 for the three months ended September 30, 2005, representing an increase of approximately $672,000, or 23.3%.  The increase for this period is due to an increase in sales of machines of approximately $879,000, partially offset by a decrease in the sale of spare parts of approximately $207,000.  The Company instituted an overall average price increase of 10% for standard machines effective in the first quarter of fiscal 2006.  In addition, the number of machines sold during the three months ended September 30, 2006 increased as compared to the same quarter a year ago.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2006 was approximately $1,558,000, or 43.8% of revenue, compared to $1,527,000, or 53.0% of revenue, for the three months ended September 30, 2005. The increase in cost of goods sold in absolute dollars for the three months ended September 30, 2006, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of sales as a percentage of sales is attributable to (i) an average price increase of 10% for standard machines effective in the first quarter of fiscal 2006, (ii) a higher volume of machines sold, and (iii) a product mix having more favorable overall gross margins.  In addition, the Company also sold a customized piece of equipment, (the “Customized Equipment,”) in the three months ended September 30, 2005 at a selling price which approximated the cost of the equipment resulting in a higher cost of goods as a percentage of revenues for the period. Cost of goods sold for products other than the Customized Equipment was 47.7%.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2006 were approximately $424,000, compared to $414,000 for the three months ended September 30, 2005, a increase of approximately $10,000, or 2.4%. The increase in research and development expenses was primarily due to a planned increase in payroll and related costs of approximately $86,000, partially offset by a decrease in test supplies of approximately $73,000.

Selling Expenses

Selling expenses for the three months ended September 30, 2006 were approximately $723,000, compared to $599,000 for the three months ended September 30, 2005, an increase of $124,000, or 20.7%. The increase is primarily attributable to an increase in advertising costs of approximately $45,000, an increase in payroll and related expenses of approximately $38,000, an increase in delivery costs of $18,000, and an increase in travel and related costs of $15,000.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006, were approximately $707,000, compared to $632,000 for the three months ended September 30, 2005, an increase of $75,000, or 11.9%. The increase in general and administrative expenses is principally due to an increase in corporate expenses of approximately $58,000, an increase in professional fees of approximately $44,000,  a planned increase in payroll of approximately $39,000,  partially offset by a decrease in consultant costs of approximately $22,000, and an decrease in occupancy costs of $41,000. The increase in corporate expenses was principally due to the Company adopting SFAS 123R as of January 1, 2006, recognizing compensation expense in conjunction with share based payments to employees and directors in the amount of $33,000.  The increase in professional fees is partially due to utilization of outside professionals to improve the Company’s financial reporting, corporate governance and internal controls.  The decrease in consulting costs is the result of the expiration of a one-year consulting agreement which expired on December 31, 2005.

Interest and Income and Expense

Interest expense for the three months ended September 30, 2006 decreased approximately $4,000, or 30.8%, to $9,000, from $13,000 for the three months ended September 30, 2005. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with Banknorth.

Interest income for the three months ended September 30, 2006 increased approximately $3,000, or 42.9%, to $10,000 from $7,000 for the three months ended September 30, 2005. The increase is due to the increase in cash available for investing.

Income Tax Provision

For the three months ended September 30, 2006, the Company recognized a tax provision of $57,000 at the Company’s expected annualized effective tax rate of approximately 40%.  For the three months ended September 30, 2005 the Company did not record a tax provision.

Nine Months Ended September 30, 2006 vs. September 30, 2005

Revenues

Total Company revenues for the nine months ended September 30, 2006 were approximately $10,614,000, as compared to revenues of $8,581,000 for the nine months ended September 30, 2005, representing an increase of approximately $2,033,000, or 23.7%. The increase for this period is due to an increase in sales of machines of approximately $2,298,000, partially offset by a decrease in the sale of spare parts of approximately $265,000. There was an increase in the number of machines sold for the nine months ended September 30, 2006 over the comparative period in 2005 and the Company instituted a 10% average price increase on standard machines in the first quarter of fiscal 2006.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2006 was approximately $4,806,000, or 45.3% of revenue, compared to $4,283,000, or 49.9% of revenue, for the nine months ended September 30, 2005. The increase in cost of goods sold in absolute dollars for the nine months ended September 30, 2006, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of sales as a percentage of sales is attributable to (i) the price increases for machines effective in the first quarter of fiscal 2006, (ii) the higher volume of machines sold, and (iii) the product mix having more favorable overall gross margins.  In addition, the Company also sold a customized piece of equipment, (the “Customized Equipment,”) in the nine months ended September 30, 2005 at a selling price which approximated the cost of the equipment resulting in a higher cost of goods as a percentage of revenues for the period. Cost of goods sold for products other than the Customized Equipment was 48.1%.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2006 were approximately $1,274,000, compared to $1,220,000 for the nine months ended September 30, 2005, an increase of approximately $54,000, or 4.4%. The increase in research and development expenses was primarily due to a planned increase in payroll and related costs of approximately $161,000 and test supplies of approximately $37,000 offset by decreases in development costs of approximately $ 107,000 and consultant costs of approximately $61,000.

Selling Expenses

Selling expenses for the nine months ended September 30, 2006 were approximately $2,081,000, compared to $1,871,000 for the nine months ended September 30, 2005, an increase of $210,000, or 11.2%. The increase is primarily attributable to an increase in commission expenses of approximately $93,000, an increase in delivery costs of $45,000, an increase in travel and entertainment of approximately $33,000, an increase in advertising costs of approximately $39,000, and an increase in sales meeting expenses of approximately $26,000.  The increase in commission costs was due to an increase in sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006, were approximately $2,030,000, compared to $1,706,000 for the nine months ended September 30, 2005, an increase of approximately $324,000, or 19.0%. The increase in general and administrative expenses is principally due to an increase in corporate expenses of approximately $158,000, an increase in professional fees of approximately $163,000, partially offset by a decrease in consultant costs of approximately $86,000. The increase in corporate expenses was principally due to the Company adopting SFAS 123R as of January 1, 2006, recognizing compensation expense in conjunction with share based payments to employees and directors in the amount of $102,000.  The increase is also attributable to an increase in directors’ compensation in 2006. The increase in professional fees is partially due to utilization of outside professionals to improve the Company’s financial reporting, corporate governance and internal controls.  The decrease in consulting costs is the result of the expiration of a one-year consulting agreement which expired on December 31, 2005.

Interest and Income and Expense

Interest expense for the nine months ended September 30, 2006 decreased approximately $17,000, or 37%, to $29,000, from $46,000 for the nine months ended September 30, 2005. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with Banknorth.

Interest income for the nine months ended September 30, 2006 increased approximately $13,000, or 72.2%, to $31,000 from $18,000 for the nine months ended September 30, 2005. The increase is due to the increase in cash available for investing.

Income Tax Provision

For the nine months ended September 30, 2006, the Company recognized a tax provision of $170,000, at the Company’s expected annualized effective tax rate.  For the nine months ended September 30, 2005, the Company recognized a tax benefit of $77,000.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $2,038,000 in cash and cash equivalents, compared to $1,452,000 as of December 31, 2005.  The Company generated cash of $748,000 and used cash of $1,097,000 from operations for the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006, the Company generated cash from income from operations and an increase in current liabilities, partially offset by funding its increase in inventory due to production requirements for orders, and an increase in trade accounts receivable.  For the nine months ended September 30, 2005, the Company’s principal operating cash requirements were to fund its loss from operations, including a planned increase in research and development expenditures, fund its increase in inventory, prepaid expenses and other current assets, and a decrease in current liabilities, partially offset by a decrease in trade accounts receivable.

The Company used cash of $42,000 and $65,000 for investing activities for the nine months ended September 30, 2006 and 2005, respectively.  Net cash used by investing activities for both nine months ended September 30, 2006 and 2005 were for the purchase of capital equipment.

The Company used cash of $120,000 for the nine months ended September 30, 2006 for financing activities, consisting of principal repayments of $217,000 on the term loan and capital equipment loans, offset by $97,000 of proceeds from the issuance of common stock for options exercised, and proceeds from stock issued from the employee stock purchase plan.

The Company generated cash of $219,000 for the nine months ended September 30, 2005 from financing activities, consisting of proceeds from the line of credit with Banknorth and equipment loans, the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan, partially offset by payments on the term loan, equipment loans and subordinated debt.

As of September 30, 2006, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of September 30, 2006, there was no balance due under its revolving credit line and a balance of $375,010 under its term loan facility.

The Company’s contractual obligations as of September 30, 2006 are as follows:

(in thousands)	Total as of September 30, 2006	Payable During Remainder of 2006	Payable in 2007	Payable in 2008
Long-term debt	$375	$62	$250	$63
Operating leases	232	87	145	—
Capital leases	22	10	9	3
	$629	$159	$404	$66

Assuming that there is no significant change in the Company’s business, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

The Company’s fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

The Company had approximately $22,000 of variable rate borrowings outstanding under equipment loans. A hypothetical 10% adverse change in interest rates for this variable rate debt would have no material effect on the Company’s earnings and cash flows on a quarterly basis.

Item 4.                       Controls and Procedures

The Company’s management, including the Chief Executive Officer and Controller, conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, the Chief Executive Officer and Controller have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                       Legal Proceedings

The Company is not a party to any legal proceedings.

Item 1A.              Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review MFIC Corporation’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the period ended December 31, 2005.  The Company assumes no continuing obligation to update the information contained in this filing.

We face intense competition in many of our markets.

Our Microfluidizer product line of high-shear fluid processors has direct competition in its major markets, including its most important markets in the pharmaceutical, biotechnology and coatings/chemical industries.

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

We are subject to significant competition from companies that are pursuing technologies and products that are similar to our technology and products.

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

We rely on suppliers, vendors and subcontractors.

The Company does not manufacture most of the components contained in its Microfluidizer materials processor equipment but rather subcontracts the manufacture of most components.  Based on quality, price, and performance, the Company has selected certain suppliers, vendors, and subcontractors that provide parts, subassemblies, machining and finishing of components that are assembled by the Company’s production staff.  Although the Company has identified alternate sources for such parts, components, machining and finishing, there can be no assurance that a transition to such alternative sources would not entail quality assurance and quality control difficulties, on-time delivery problems, or other transitional problems, any or all of which could have an impact on the Company’s production of equipment and could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Our customer base is concentrated, and a substantial portion of our sales are provided by just three customers.

As described above, three customers accounted for an aggregate of 38.0% of the Company’s revenues from continuing operations for nine months ended September 30, 2006.  Historically, our largest single customer is the Japanese distributor of our Microfluidizer processor equipment and spare parts, which accounted for 12.4% of our revenues for the nine months ended September 30, 2006, 19.5% of our net revenues in 2005 and 20.5% of our revenues in 2004.  Our next largest customer accounted for 13.2% of our revenues for the nine months ended September 30, 2006, 18.9% of our revenues in 2005 and 12.8% of our revenues in 2004.  Our third customer is a distributor in Canada which accounted for 9.9% of our revenues for the nine months ended September 30, 2006,

3.2% of our revenues in 2005 and 3.1% of our revenues in 2004.  Although we are unaware of any plans by any of these customers to reduce their business with us, the loss of any one or more of these customers would be highly problematic for us, and would likely cause a material change in our near-term, and possibly long-term, financial prospects.

As of September 30, 2006, 18.0% and 12.5% of the Company’s trade accounts receivable from continuing operations were due from two customers, both of which are long-established customers of the Company and neither of which have presented credit issues in the past.  Nevertheless, if either or both of these customers were to default on their obligations to us such default would likely cause a material change in our near-term, and possibly long-term, financial prospects.

We have only one manufacturing facility.

The Company has only one manufacturing facility located in Newton, Massachusetts. Our success depends on the efficient and uninterrupted operation of that facility. Whether as a result of a fire, natural disaster, or other cause, any disruption to our manufacturing operations would significantly impair our ability to operate our business on a day-to-day basis. Although the Company maintains business interruption insurance, our business would be injured by any extended interruption of the operations of our manufacturing facility. Further, although the Company carries property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. This insurance may not continue to be available to the Company. Finally, if the Company seeks to replicate our manufacturing operations at another location, the Company will face a number of technical as well as financial challenges, which the Company may not be able to address successfully.

We rely on our trade secrets to protect our technology.

The Company’s Microfluidizer equipment process patent expires on March 13, 2007 and its device patent expired on August 6, 2002.  In addition, the Company has neither sought patent protection for its Microfluidizer interaction chamber nor trademark protection of its Microfluidizer trade name in any country other than the United States.  As such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company’s equipment is sold.  Although the Company has made many alterations, improvements and advances to its equipment over the years and continues to make such advancements with such modification and innovations having been and being treated by the Company as trade secrets, the lack or limited nature of our patent protections will expose the Company to potential competition that would likely have a material adverse effect on the Company.

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

We must continue our research and development efforts to maintain our competitiveness.

The Company’s research and development efforts are focused on: (i) developing new processing applications for the process industries and further enhancing the functionality, reliability and performance of existing products, and (ii) development of the Multiple-Stream High Pressure Mixer/Reactor (MMR) by: (a) working with customers who assist in the development of the system with both application knowledge and financial support, and (b) internal development program relating to interaction chamber design and creation of a variety nanomaterials. There can be no assurance that the Company will be able to meet the enhancement challenges posed by applications of its core Microfluidizer processor business.  Likewise there can be no assurance that the Company will be able to design and manufacture chambers for its MMR applications that will deliver the desired result for specific applications.  The inability to meet the enhancement challenges or design and manufacture chambers for its MMR applications may have a material adverse effect on the Company.

Our ability to continue planned operations is dependent upon access to financing under a credit facility with our commercial lender.

The Company’s credit facility is comprised of a revolving line of credit in the maximum principal amount of $1,000,000 and a term loan note in a face amount of $1,000,000 under which the Company currently owed approximately $375,000 at September 30, 2006.  Under the terms of the credit facility, the Company is subject to a number of restrictions that impact the Company’s use of funds. The Company is limited in ability to acquire property and pay dividends, and it must maintain certain financial covenants as defined. The Company’s ability to operate is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants of the credit facility. The obligations due the lender are essentially demand obligations and under certain circumstances, including the lender’s determination that the Company’s prospect of payment of all or any part of the obligations due the lender are impaired, the lender may declare a default and accelerate payment of the obligations. Loans under the credit facility are secured by a collateral pledge to the lender of substantially all the assets of the Company and its subsidiary. In the event of a breach of the covenants or events of default under the credit facility there can be no assurance that the Company can obtain a waiver of such breach or default from its lender. Likewise, in the event of that the Company cannot effect a cure or obtain a waiver of a breach or default under the credit facility there can be no assurance either that the lender will not terminate the credit facility or that the Company will be able to obtain alternate financing, or that it can obtain alternate financing on terms that are favorable to the Company. Either event could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

We may be subjected to increased government regulation which could affect our ability to sell our products outside of the United States.

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

We rely on our key management and technical personnel.

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

Our stock is listed on the OTC Bulletin Board and our stockholders may have limited liquidity

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

We allow our customers to lease some of our products and those leases may not turn into sales.

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

We may be subject to product liability claims from our customers or by persons harmed by our customers’ products.

The Company maintains what it deems to be reasonable levels of product liability coverage through insurance policies with a reasonably small deductible. Nonetheless, inasmuch as the Company sells its equipment to a number of customers who make pharmaceutical preparations and consumer cosmetics, there can be no assurance that if a consumer of end products is injured or dies from such product that a suit by an injured party (or a class of similar situated plaintiffs) will not sue the Company as well as the maker of the drug or cosmetic. Although the Company may have no control over the manufacture of end-products made on its equipments, it may not be able to bar a plaintiff’s claims against all parties whose products and equipment were in involved in the manufacturing process under a variety of legal theories of liability. The Company may be required to present a vigorous and costly defense if it cannot be dismissed from such an action. The cost of such legal defense may significantly impact the cash flow of the Company.

Our international business operations expose us to a variety of risks.

For the year ended December 31, 2005 and the nine months ended September 30, 2006, shipments outside of North America accounted for approximately 48.2% and 47.4%, respectively, of the Company’s total net revenues in those periods.  In particular, approximately 19.5% and 12.4% of our net revenues in 2005 and the nine months ended September 30, 2006 resulted from sales to Japan and approximately 12.1% and 9.4% of those revenues resulted from sales to Korea.  In addition, approximately 13.0% and 21.4% of our net revenues resulted from sales to Europe in 2005 and the nine months ended September 30, 2006, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

Compliance with internal controls reporting requirements will increase our costs.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting.  In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We intend to expend resources in developing the necessary documentation and testing procedures required by Section 404. Going forward, there is a risk that we will not comply with all of the requirements imposed by Section 404. If the Company fails to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of the Company’s common stock to decline and make it more difficult for the Company to finance its operations.  Under current rules, the Company is required to comply with the requirements of Section 404 by its first fiscal year ending on or after July 15, 2007, although the Securities and Exchange Commission has proposed extending the compliance date to the first fiscal year ending on or after December 15, 2007.  There can be no guarantee that the compliance date will be extended as proposed by the Securities and Exchange Commission.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits and Reports on Form 8-K

(a)                      Exhibits:

31.1                          Certification of Principal Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

31.2                          Certification of Principal Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.

32.1                          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                          Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                      Reports on Form 8-K:

Current Report on Form 8-K filed on August 8, 2006 regarding the adoption of the Company’s 2006 Plan and the change in the Company’s certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFIC CORPORATION

	By:	/s/ Irwin J. Gruverman
Irwin J. Gruverman
Chief Executive Officer

	By:	/s/ Dennis P. Riordan
Dennis P. Riordan
Controller

Dated: November 8, 2006