Form 10-Q
period 2007-03-31
MFIC CORP
filed 2007-05-15
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of May 11, 2007, 10,183,746 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MFIC CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,956	$1,860
Accounts receivable, net of allowance of $41 and $38 as of March 31, 2007 and December 31, 2006, respectively	1,931	3,253
Inventories	2,639	2,025
Prepaid and other current assets	463	350
Deferred income taxes	369	369
Total current assets	7,358	7,857
Property and equipment, net	288	303
Patents and licenses, net	65	66
Total assets	$7,711	$8,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$259	$259
Accounts payable	326	247
Accrued expenses	674	818
Customer advances	829	853
Income taxes payable	—	36
Total current liabilities	2,088	2,213
Long-term liabilities
Current maturities of long-term debt and obligations under capital lease, net of current maturities	1	65
Total liabilities	2,089	2,278
Stockholders’ equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,397,615 and 10,349,812 shares issued; 10,137,169 and 10,089,366 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	104	104
Additional paid-in capital	17,143	17,052
Accumulated deficit	(10,937)	(10,520)
Treasury stock, 260,446 shares, at cost, as of March 31, 2007 and December 31, 2006	(688)	(688)
Total stockholders’ equity	5,622	5,948
Total liabilities and stockholders’ equity	$7,711	$8,226

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended March 31,
	2007	2006

Revenues	$2,801	$3,151
Cost of sales	1,194	1,447
Gross profit	1,607	1,704
Operating expenses:
Research and development	536	397
Selling	824	616
General and administrative	677	623
	2,037	1,636
(Loss) income from operations	(430)	68
Interest expense	(8)	(9)
Interest income	21	10
(Loss) income before income tax provision	(417)	69
Income tax provision	—	27
Net (loss) income	$(417)	$42
Net (loss) income per common share:
Basic	$(0.04)	$—
Diluted	$(0.04)	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	10,123,084	9,952,837
Diluted	10,123,084	10,590,101

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(417)	$42
Adjustments to reconcile net (loss) income to net cash flows:
Deferred taxes	—	27
Depreciation and amortization	41	46
Provision for obsolete inventory	6	9
Bad debt expense	3	5
Share-based compensation	38	37
Changes in assets and liabilities:
Accounts receivable	1,318	99
Inventories	(620)	(278)
Prepaid expenses and other current assets	(116)	(44)
Accounts payable	78	100
Accrued expenses	(179)	117
Customer advances	(23)	(88)
Net cash flows provided by operating activities	129	72
Cash flows from investing activities:
Purchase of property, plant and equipment	(22)	(14)
Net cash flows used in investing activities	(22)	(14)
Cash flows from financing activities:
Principal repayments on long-term debt and obligations under capital leases	(65)	(72)
Net proceeds from issuance of common stock	54	28
Net cash flows used in financing activities	(11)	(44)
Net change in cash and cash equivalents	96	14
Cash and cash equivalents at beginning of period	1,860	1,452
Cash and cash equivalents at end of period	$1,956	$1,466

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three months ended March 31, 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”).

The balance sheet as of December 31, 2006 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.              Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC.

4.              Revenue Recognition

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

5.              Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  Effective January 1, 2007, the Company adopted FIN 48.  Mangement does not believe the adoption of FIN 48 will have a material affect on our financial position and results of operations.

6.              Stock Based Compensation

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

For the three month periods ended March 31, 2007 and 2006, the Company recognized stock-based employee compensation expense of $38,000 and $37,000, respectively, which is included in General and Administrative expense of the unaudited condensed consolidated statement of operations.  The Company did not capitalize any stock-based compensation.  The Company has established a valuation allowance for net deferred tax assets, accordingly, no significant tax benefit on the stock-based compensation was recorded during the three month periods ended March 31, 2007 and 2006.

On December 31, 2005, upon recommendation of its Compensation Committee, the Company approved the accelerated vesting of all of the then outstanding unvested stock options (“Options”), pursuant to the Company’s 1988 Employee Stock Option Plan, to purchase 765,886 shares of common stock of the Company.  The decision to accelerate the vesting of these Options was made primarily to reduce non-cash compensation expense that would have been recorded in the Company’s income statement in the future periods upon the adoption of SFAS No. 123R on January 1, 2006.  Of the Options eligible for acceleration, Options to purchase 480,915 shares of the Company’s common stock became immediately exercisable on December 31, 2005.  The remaining terms for each of the Options granted remain the same.  With respect of the remaining Options to purchase 284,971 shares of the Company’s common stock approved for acceleration, the option holders exercised their “opt-out” rights to forego acceleration.

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

The fair value of each option granted during the three months ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	None	None
Expected volatility	115.00	126.00
Risk-free interest rate	4.54%	4.85%
Expected life	5.0 years	5.0 years

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

The weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $1.34 and $1.29 per share, respectively.  We estimate forfeitures related to options grants at an annual rate of 4% for 2007 and 9% for 2006.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $448,000 at March 31, 2007.

The Company has three (3) shareholder approved stock option plans as follows:  (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans.  The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At March 31, 2007, approximately 691,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended March 31, 2007 and 2006, the Company issued 72,232 stock options, pursuant to the 2006 Plan, and 51,000 stock options, pursuant to the Prior Plans, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant.  During the three months ended March 31, 2007 and 2006, approximately 9,500 shares and 34,000 shares, respectively, were forfeited and approximately 88,000 shares and 136,000 shares were vested, respectively, under the 2006 Plan and Prior Plans, collectively.

Information regarding option activity for the three months ended March 31, 2007 under the Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Options outstanding as of January 1, 2007	1,561,086	$1.45	6.60
Granted	72,232	1.63	8.18
Exercised	(32,450)	1.11	5.75
Cancelled	(9,456)	1.50	5.75
Options outstanding as of March 31, 2007	1,591,412	1.46	6.10
Options exercisable as of March 31, 2007	1,367,686	1.37	5.95

On November 17, 2004, the Company entered into a general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted, on April, 1, 2005, a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.20 per share.  These warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act.  Maxim Group LLC was an “accredited investor” pursuant to the rules of the Securities and Exchange Commission.  The Company filed a registration statement on Form SB-2, which was declared effective on June 5, 2006, for purposes of registering the shares of common stock underlying the warrants.  Maxim Group LLC has waived its rights to receive, based upon the date that the registration statement on Form SB-2 was declared effective, an additional warrant to purchase shares of the Company’s common stock.  The warrants may be exercised in whole or in part at any time on or prior to April 1, 2008.  In addition, the warrants provide for certain adjustments to the exercise price upon the issuance by the Company of certain securities at a price below $3.20.  The estimated value of these warrants of $119,000 was amortized in full prior to January 1, 2006.

7.              Inventories

Inventories consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$2,513	$1,957
Work in progress	226	217
Finished goods	106	51
	2,845	2,225
Less: provision for excess inventory	(206)	(200)
Total inventories	$2,639	$2,025

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	March 31, 2007	December 31, 2006
Furniture, fixtures and office equipment	$552	$546
Machinery, equipment and tooling	452	435
Leasehold improvements	93	94
	1,097	1,075
Less: accumulated depreciation and amortization	(809)	(772)
	$288	$303

For the three months ended March 31, 2007 and 2006, depreciation expense was approximately $37,000 and $45,000, respectively.

9.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Accrued expenses	$247	$240
Accrued wages and vacation pay	197	256
Accrued commissions	154	248
Accrued warranty	76	74
	$674	$818

10.       Earnings Per Share

Basic net (loss) income per common share was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share (EPS) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Shares for computation of basic net (loss) income per share	10,123,084	9,952,837
Effect of dilutive stock options and warrants	—	637,264
Shares for computation of diluted net (loss) income per share	10,123,084	10,590,101

11.       Industry Segment, Geographic and Enterprise-Wide Information

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

Approximate sales to customers by geographic markets, are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
North America	$1,707	$1,489
Asia	430	1,074
Europe	664	588
	$2,801	$3,151

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.  Mizuho Industrial Co. Ltd. (Mizuho) and Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary accounted for 7.0% and 17.5%, respectively, of the Company’s revenues in the three months ended March 31, 2007; and 17.3% and 15.7%, respectively, of the Company’s revenues in the three months ended March 31, 2006.  Mizuho, the Company’s Japanese distributor of Microfluidizer processor equipment and spare parts, resells the Company’s equipment to numerous end-users in Japan, none of which individually represents 10% or more of the Company’s revenues.  Two customers accounted for 17.0% and 11.3%, respectively, of the trade accounts receivable as of March 31, 2007.  Two customers accounted for 12.9% and 11.9%, respectively, of the trade accounts receivable as of March 31, 2006.  A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

The Company sells its products in various countries.  The Company’s sales in North America, including the United States, Canada, and Mexico, accounted for approximately 60.9% of the Company’s revenues in the three months ended March 31, 2007 and approximately 47.3% of the Company’s revenues in three months ended March 31, 2006.  Sales to the rest of the world accounted for approximately 39.1% of the Company’s revenues in the three months ended March 31, 2007 and approximately 52.7% of the Company’s revenues in the three months ended March 31, 2006.  Sales through the Company’s exclusive distributors in Japan accounted for approximately 7.0% of the Company’s revenues in the three months ended March 31, 2007 and 17.3% of the Company’s revenues in the three months ended March 31, 2006.  Sales through the Company’s representative in Korea accounted for approximately 4.2% of the Company’s revenues in the three months ended March 31, 2007 and 9.8% of the Company’s revenues in the three months ended March 31, 2006.

12.       Stockholders’ Equity

During the three months ended March 31, 2007 and 2006, the Company issued 32,450 and 33,025 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $36,000 and $12,000, respectively.  During the three months ended March 31, 2007 and 2006, the Company issued 15,353 and 14,288 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $18,000 and $16,000, respectively.

13.       Credit Facility

On March 1, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility was comprised of (i) a $1,000,000 demand revolving line of credit (the “Revolving Credit Line”), and (ii) a $1,000,000 four year term promissory note (the “Term Loan”).  The Revolving Credit Line obtains advances thereunder bearing interest at a rate equal to the prime rate (8.25% at March 31, 2007).  All borrowings under the Revolving Credit Line were evidenced by a $1,000,000 demand promissory note (the “Revolving Note”), and (ii) a $1,000,000 term promissory note, amortized over a four year period but having a maturity date of March 3, 2008 and bearing interest at a rate equal to 5.67%.  Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries.  The Company’s Microfluidics Corporation subsidiary guaranteed the Company’s obligations to the Lender under the Credit Facility.  The Company also pledged to the Lender all shares of Microfluidics

Corporation owned by the Company.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of a given year as follows: (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.  On November 20, 2006 the Company and the lender agreed to a modification of the definition of the Debt Service Coverage Ratio.  The purpose of the modification was to eliminate significant non-cash items, such as stock-based employee compensation expense, from affecting the ratio.  At December 31, 2006, the Company was in compliance with the debt covenants.

Due to the subjective acceleration clause and the lock-box arrangement with the Lender, any amount outstanding on the Revolving Credit Line would be classified as a current liability in the condensed consolidated balance sheet.  As of March 31, 2007, there was no outstanding balance on the Revolving Credit Line.  As of March 31, 2007, the balance outstanding on the Term Loan was $250,000.

14.       Long-Term Debt

Long-term debt as of the following dates consisted of:

(in thousands)	March 31, 2007	December 31, 2006
Term note	$250	$312
Capital leases payable	10	12
	260	324
Less: current portion	(259)	(259)
Long-term debt, net of current portion	$1	$65

Obligations under capital lease consist of three (3) capitalized leases with bargain purchase options that the Company is obligated to pay over a two (2) year period.

15.       Income Taxes

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price, (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, (iv) whether the Company’s technology will be adopted by customers as a means of producing MMR (defined below) innovative materials in large quantities, (v) whether the Company is able to deploy prototype MMR placements and then manufacture and introduce commercial production MMR equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) as well as those risks set forth in Item 1a, “Risk Factors,” in the Company’s Annual Report on Form 10K for the year ended December 31, 2006.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

The Company has begun to take steps toward commercializing its proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials, through a novel adaptation of its Microfluidizer processor equipment that permits the mixing of, and reactions between, streams of different solutions at high pressures.  The Company refers to this technology as a Multiple Stream High Pressure Mixer/Reactor or Microfluidics Reaction technology (MMR).  In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998.  In July and November 2000, the USPTO issued to the Company notices of allowances of utility patent claims regarding the MMR and the use thereof.  On September 18, 2002, the European Patent Office advised the Company it would grant its MMR patent substantially as applied for, including its device and process claims.  The Company has gained national entry of the patent in France, Germany, Italy, The Netherlands, and the United Kingdom.  The Company is still prosecuting the allowance of the patent in Canada.  The Company’s management believes that future commercialization and growth of nanotechnology may be, in large part, enabled by the manufacturing capability of the Company’s materials processor and MMR equipment.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2006.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended March 31, 2007.  Our critical accounting policies are as follows:

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

•       Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  The Company has established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.  Commencing in May of 2006, the Company altered its warranty by limiting to a period of 90 days its warranty coverage on certain critical wear items.  The Company is now selling more advanced processor production systems than past years that may require more costly parts.  As of March 31, 2007 the Company has a reserve balance for product warranties in the approximate amount of $76,000, which we believe is adequate.

Results of Operations

Three Months Ended March 31, 2007  vs. March 31, 2006

Revenues

Total revenues for the three months ended March 31, 2007 were approximately $2,801,000, as compared to revenues of $3,151,000 for the comparable prior year period, a decrease of approximately $350,000, or 11.1%.

North American sales for the three months ended March 31, 2007 increased to approximately $1,707,000, a 14.6% increase, as compared to sales of approximately $1,489,000 for the three months ended March 31, 2006.  The increase in North American sales was principally due to an increase in the sale of machines of approximately $129,000 and an increase in the sale of spare parts of approximately $89,000.  Foreign sales were approximately $1,094,000 for the three months ended March 31, 2007, compared to $1,662,000 for the three months ended March 31, 2006, a decrease of $568,000, or 34.2%.  The decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $295,000 and a decrease in the sale of spare parts of approximately $273,000.  The overall decrease in sales was principally due to the delay in shipment of two (2) production units and four (4) smaller units until the second quarter of fiscal 2007.  The total value of these units represent approximately $820,000 in sales.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2007 was approximately $1,194,000, or 42.6% of revenue, compared to $1,447,000, or 45.9% of revenue, for the comparable prior year period.  The decrease in cost of goods sold in absolute dollars for the three months ended March 31, 2007, reflects the decrease in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  The decrease in cost of goods sold as a percentage of sales is primarily attributable to i) the delay in the shipment of two (2) production units having a lower gross profit margin than laboratory units, ii) a decrease in sales to our distributor in Japan who purchases machines and spare parts from the Company at a discount, and iii) an increase in the average sales price per unit compared to the three months ended March 31, 2006.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2007 were approximately $536,000, compared to $397,000 for the comparable prior year period, an increase of approximately $139,000, or 35.0%.  The increase in research and development expenses was primarily due to planned increases in payroll and related costs of approximately $69,000, and development costs related to product enhancements of approximately $56,000.

Selling Expenses

Selling expenses for the three months ended March 31, 2007 were approximately $824,000, compared to $616,000 for the comparable prior year period, an increase of $208,000, or 33.8%.  The increase is primarily attributable to a planned increase in payroll and related costs of approximately $95,000, an increase in commission expense of approximately $49,000 resulting from higher North American and European sales of products having higher commission rates, and an increase in occupancy costs of approximately $21,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007, were approximately $677,000, compared to $622,000 for the comparable prior year period, an increase of $55,000, or 8.8%.  The increase in general and administrative expenses is principally due to i) an increase in consultant costs primarily related to compliance with Sarbanes Oxley of approximately $44,000, ii) an increase in planned payroll and related costs of approximately $27,000, and iii) an increase in public relations costs of approximately $17,000.  These increases were partially offset by a decrease in professional fees of approximately $38,000 due primarily to the absence of costs related to filing of a registration statement which were incurred during the three months ended March 31, 2006.

Interest  Income and Expense

Interest expense for the three months ended March 31, 2007 was approximately $8,000 compared to $9,000 for the comparable prior year period, a decrease of approximately $1,000 or 11.1%.

Interest income for the three months ended March 31, 2007 was approximately $21,000 compared to $10,000 for the comparable prior year period, an increase of $11,000 or 110.0%.  The increase is due to an increase in cash available for investment, principally from the collection of trade receivables.

Income Tax Provision

For the three months ended March 31, 2007, the Company recognized no tax provision due to the loss from operations.  For the three months ended March 31, 2006, the Company recognized a tax provision of $27,000 at the Company’s expected annualized effective tax rate of approximately 40%.

Liquidity and Capital Resources

As of March 31, 2007, the Company had approximately $1,956,000 in cash and cash equivalents, compared to $1,860,000 as of December 31, 2006.  The Company generated cash of $129,000 and $72,000 from operations for the three months ended March 31, 2007 and 2006, respectively.  For the three months ended March 31, 2007, the Company generated cash by a decrease in trade accounts receivables, partially offset by the loss from operations, an increase in inventories, prepaid expenses and other assets, and a decrease in current liabilities.  The increase in inventories was primarily a result of the delay in shipment of the previously discussed  units.  For the three months ended March 31, 2006, the Company’s principal operating cash requirements were to fund its increase in inventory due to production requirements for orders, other prepaid and current assets; offset by its income from operations, decrease in current liabilities, and a decrease in trade receivables.

The Company used cash of $22,000 and $14,000 for investing activities for the three months ended March 31, 2007 and 2006, respectively.  Net cash used by investing activities for the three months ended March 31, 2007 and 2006 were for the purchase of capital equipment.

The Company used cash of $11,000 and $44,000 for financing activities for the three months ended March 31, 2007 and 2006, respectively.  Net cash used for financing activities for the three months ended March 31, 2007 and 2006 were for principal payments on the term loan and capital equipment loans, partially offset by proceeds from the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan.

As of March 31, 2007, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of March 31, 2007, there was no balance due under its revolving credit line and a balance of $250,000 under its term loan facility.

The Company’s contractual obligations as of March 31, 2007 are as follows:

(in thousands)	Total as of March 31, 2007	Payable During Remainder of 2007	Payable in 2008	Payable in 2009
Term note	$250	$188	$62	$—
Operating leases	1,147	313	417	417
Capital leases	10	7	3	—
	$1,407	$508	$482	$417

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

The Company has approximately $10,000 of variable rate borrowings outstanding under an equipment loan.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have no material effect on the Company’s earnings and cash flows on a quarterly basis.

Item 4.                          Controls and Procedures

The Company’s management, including the President and Chief Operating Officer and Controller, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2007.  Based on this evaluation, the President and Controller have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                       Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.              Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before making an investment decision regarding a purchase of our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  The Company believes that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review MFIC Corporation’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the period ended December 31, 2006.  The Company assumes no continuing obligation to update the information contained in this filing.

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

Three customers accounted for an aggregate of 29.1% of the Company’s revenues for the three months ended March 31, 2007.  Historically, our largest single customer has been the Japanese distributor of our Microfluidizer processor equipment and spare parts, which accounted for 7.0% of our revenues for the three months ended March 31, 2007 and 17.3% of our revenues for the three months ended March 31, 2006.  Our next historically largest customer accounted for 17.5% of our revenues for the three months ended March 31, 2007, and 15.7% of our revenues for the three months ended March 31, 2006.  A third customer is a distributor in Canada who accounted for 4.6% of our revenues for the three months ended March 31, 2007 and 3.9% of our revenues for the three months ended March 31, 2006.  Although we are unaware of any plans by any of these customers to reduce their business with us, the loss of any one or more of these customers would be highly problematic for us, and would likely cause a material change in our near-term, and possibly long-term, financial prospects.  In addition, a reduction or delay in orders from any of these customers could have a material adverse effect on the Company’s results of operations.

As of March 31, 2007, 17.0% and 11.3% of the Company’s trade accounts receivable were due from two customers, respectively, both of which are long-established customers of the Company and neither of which have presented credit issues in the past.  Nevertheless, if either or both of these customers were to default on their obligations to us such default would likely cause a material change in our near-term, and possibly long-term, financial prospects.

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

The Company’s credit facility is comprised of a revolving line of credit in the maximum principal amount of $1,000,000 and a term loan note in a face amount of $1,000,000 under which the Company currently owed approximately $250,000 at March 31, 2007.  Under the terms of the credit facility, the Company is subject to a number of restrictions that impact the Company’s use of funds.  The Company is limited in ability to acquire property and pay dividends, and it must maintain certain financial covenants as defined.  The Company’s ability to operate is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants of the credit facility.  The obligations due the lender are essentially demand obligations and under certain circumstances, including the lender’s determination that the Company’s prospect of payment of all or any part of the obligations due the lender are impaired, the lender may declare a default and accelerate payment of the obligations.  Loans under the credit facility are secured by a collateral pledge to the lender of substantially all the assets of the Company and its subsidiary.  In the event of a breach of the covenants or events of default under the credit facility there can be no assurance that the Company can obtain a waiver of such breach or default from its lender.  Likewise, in the event of that the Company cannot effect a cure or obtain a waiver of a breach or default under the credit facility there can be no assurance either that the lender will not terminate the credit facility or that the Company will be able to obtain alternate financing, or that it can obtain alternate financing on terms that are favorable to the Company.  Either event could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

The Company’s continued operation, innovation and growth are to some significant degree reliant on the continued services of its key executive officers and leading technical personnel.  While the Company entered into employment contracts with its executive officers on April 26, 2007, the Company does not maintain employment contracts with its other members of key management or with its leading technical personnel.  There can be no assurance that the Company will be able to retain such key management and technical personnel if employment is offered by other companies better able to pay higher compensation, provide more and better benefits, or willing to offer longer term job security by entering into employment contracts with the Company’s employees, whether or not they currently have employment agreements with the Company.  Further, there can be no assurance that key executive officers and leading technical personnel will not leave the Company’s employment, or either die or become disabled to an extent that they cannot render their services to the Company.  On April 6, 2007, Mr. Irwin Gruverman resigned as the Company’s Chief Executive Officer.  Following Mr. Gruverman’s resignation, the Company commenced a search to fill this vacated position.  Though the Company believes that it can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management, including a new Chief Executive Officer, and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel.  The loss of key management or leading technical personnel could, therefore, have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

For the three months ended March 31, 2007 and 2006, shipments outside of North America accounted for approximately 39.1% and 52.7%, respectively, of our net revenues in those periods.  In particular, approximately 7.0% and 17.3% of our net revenues in the three months ended March 31, 2007 and 2006, respectively, resulted from sales to Japan and approximately 4.2% and 5.5% of those net revenues resulted from sales to Korea in the three months ended March 31, 2007 and 2006, respectively.  In addition, approximately 23.7% and 18.7% of our net revenues resulted from sales to Europe in the three months ended March 31, 2007 and 2006, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies.  We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 14.  If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibits

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

MFIC CORPORATION

By:	/s/ Robert P. Bruno
Robert P. Bruno
President and Chief Operating Officer

By:	/s/ Dennis P. Riordan
Dennis P. Riordan
Controller

Dated:  May 14, 2007