Form 10-Q
period 2007-06-30
MFIC CORP
filed 2007-08-14
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 10,206,757 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MFIC CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,322	$1,860
Accounts receivable, net of allowance of $41 and $38 as of June 30, 2007 and December 31, 2006, respectively	2,118	3,253
Inventories	2,572	2,025
Prepaid and other current assets	350	350
Deferred income taxes	369	369
Total current assets	6,731	7,857
Property and equipment, net	342	303
Patents and licenses, net	63	66
Total assets	$7,136	$8,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$195	$259
Accounts payable	187	247
Accrued expenses	615	818
Customer advances	511	853
Income taxes payable	—	36
Total current liabilities	1,508	2,213

Long-term liabilities
Current maturities of long-term debt and obligations under capital lease, net of current maturities	—	65
Total liabilities	1,508	2,278

Stockholders’ equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,444,192 and 10,349,812 shares issued; 10,183,746 and 10,089,366 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	104	104
Additional paid-in capital	17,256	17,052
Accumulated deficit	(11,044)	(10,520)
Treasury stock, 260,446 shares, at cost, as of June 30, 2007 and December 31, 2006	(688)	(688)
Total stockholders’ equity	5,628	5,948
Total liabilities and stockholders’ equity	$7,136	$8,226

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$3,557	$3,910	$6,358	$7,061
Cost of sales	1,453	1,801	2,646	3,248
Gross profit	2,104	2,109	3,712	3,813

Operating expenses:
Research and development	438	453	974	850
Selling	984	741	1,808	1,357
General and administrative	805	701	1,483	1,323

	2,227	1,895	4,265	3,530
(Loss) income from operations	(123)	214	(553)	283
Interest expense	(1)	(10)	(9)	(20)
Interest income	17	10	38	20
(Loss) income before income tax provision	(107)	214	(524)	283
Income tax provision	—	86	—	113
Net (loss) income	$(107)	$128	$(524)	$170
Net (loss) income per common share:
Basic	$(0.01)	$0.01	$(0.05)	$0.02
Diluted	$(0.01)	$0.01	$(0.05)	$0.02
Weighted average number of common and common equivalent shares outstanding:
Basic	10,180	9,974	10,152	9,963
Diluted	10,180	10,990	10,152	11,038

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(524)	$170
Adjustments to reconcile net (loss) income to net cash flows:
Deferred taxes	—	113
Depreciation and amortization	82	93
Provision for obsolete inventory	12	9
Bad debt expense	3	4
Share-based compensation	137	69
Changes in assets and liabilities:
Accounts receivable	1,132	(558)
Inventories	(558)	(409)
Prepaid expenses and other current assets	(6)	(67)
Accounts payable	(60)	43
Accrued expenses	(239)	109
Customer advances	(342)	144
Net cash flows used in operating activities	(363)	(280)

Cash flows from investing activities:
Purchase of property, plant and equipment	(113)	(23)
Net cash flows used in investing activities	(113)	(23)

Cash flows from financing activities:
Principal repayments on long-term debt and obligations under capital leases	(130)	(145)
Net proceeds from issuance of common stock	68	38
Net cash flows used in financing activities	(62)	(107)
Net change in cash and cash equivalents	(538)	(410)
Cash and cash equivalents at beginning of period	1,860	1,452
Cash and cash equivalents at end of period	$1,322	$1,042

See notes to unaudited condensed consolidated financial statements.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Description of Business

MFIC Corporation (“MFIC” or the “Company”), through its wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology,  food, chemical and personal care industries.

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three and six months ended June 30, 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”).

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

5.              Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  Effective January 1, 2007, the Company adopted FIN 48.  Management does not believe the adoption of FIN 48 will have a material affect on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company’s financial statements.  The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006.  Our adoption of the provisions of SAB 108 did not have any material impact on our results of operations, financial position or cash flows.

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

For the three month periods ended June 30, 2007 and 2006, the Company recognized stock-based employee compensation expense of $99,000 and $32,000, respectively.  For the six month periods ended June 30, 2007 and 2006, the Company recognized stock-based employee compensation expense of $137,000 and $69,000, respectively.  Stock-based employee compensation expense for the three and six month periods ended June 30, 2007 is included in General and Administrative expense of the unaudited condensed consolidated statement of operations, and includes $61,000 of compensation expense attributed to the exercise of stock options by the Company’s former Chairman and CEO (See Note 12). The Company did not capitalize any stock-based compensation.  The Company has established a valuation allowance for net deferred tax assets, accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and six month periods ended June 30, 2007 and 2006.

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

The fair value of each option granted during the three and six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	115.00	126.00	115.00	120.00
Risk-free interest rate	4.54%	4.85%	4.54%	4.85%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

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

There were no stock options granted during each of the three months ended June 30, 2007 and 2006.  The weighted average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $1.34 and $1.27 per share, respectively.  We estimate forfeitures related to option grants at an annual rate of 4% for 2007 and 9% for 2006.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $408,000 at June 30, 2007.

The Company has three (3) shareholder approved stock option plans (collectively, the “Stock Option Plans”) as follows:  (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans.  The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At June 30, 2007, approximately 705,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended June 30, 2007 and 2006, the Company issued no stock options pursuant to either the 2006 Plan or Prior Plans.  During the six months ended June 30, 2007 and 2006, the Company issued 72,232 stock options, pursuant to the 2006 Plan, and 51,000 stock options, pursuant to the Prior Plans, respectively.  These stock options were granted at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant.  During the three months ended June 30, 2007, approximately 38,000 shares were forfeited.  During the three months ended June 30, 2006, there were no shares forfeited.  During the three months ended June 30, 2007 there were no shares vested under the 2006 Plan.  During the three months ended June 30, 2006, there were 15,000 shares vested under Prior Plans.  During the six months ended June 30, 2007 and 2006, approximately 48,000 shares and 34,000 shares, respectively, were forfeited; and approximately 88,000 shares and 151,000 shares were vested, respectively, under the 2006 Plan and Prior Plans, collectively.

Information regarding option activity for the six months ended June 30, 2007 under the Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Options outstanding as of January 1, 2007	1,561,086	$1.45	6.60
Granted	72,232	1.63	8.18
Exercised	(79,027)	0.88	5.50
Cancelled	(47,879)	1.70	5.17
Options outstanding as of June 30, 2007	1,506,412	1.48	5.99
Options exercisable as of June 30, 2007	1,282,686	1.39	5.85

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

7.              Inventories

Inventories consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$2,348	$1,957
Work in progress	187	217
Finished goods	249	51
	2,784	2,225
Less: provision for excess inventory	(212)	(200)
Total inventories	$2,572	$2,025

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2007	December 31, 2006
Furniture, fixtures and office equipment	$638	$546
Machinery, equipment and tooling	453	435
Leasehold improvements	97	94
	1,188	1,075
Less: accumulated depreciation and amortization	(846)	(772)
	$342	$303

For the three months ended June 30, 2007 and 2006, depreciation expense was approximately $37,000 and $45,000, respectively.  For the six months ended June 30, 2007 and 2006, depreciation expense was approximately $74,000 and $90,000, respectively.

9.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Accrued expenses	$200	$240
Accrued wages and vacation pay	111	256
Accrued commissions	243	248
Accrued warranty	61	74
	$615	$818

10.       Earnings Per Share

Basic net (loss) income per common share was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Shares for computation of basic net (loss) income per share	10,180	9,974	10,152	9,963
Effect of dilutive stock options and warrants	—	1,016	—	1,075
Shares for computation of diluted net (loss) income per share	10,180	10,990	10,152	11,038

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

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2007		2006		2007		2006
North America	$2,011	56.5%	$2,127	54.4%	$3,718	58.5%	$3,616	51.2%
Asia	604	17.0%	898	23.0%	1,034	16.2%	1,972	27.9%
Europe	942	26.5%	885	22.6%	1,606	25.3%	1,473	20.9%
	$3,557	100.0%	$3,910	100.0%	$6,358	100.0%	$7,061	100.0%

The Company’s sales in North America include the United States, Canada and Mexico.

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food,  personal care products, and biotechnology industries.  Mizuho Industrial Co. Ltd. (Mizuho), Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary, and Inland Machinery accounted for 4.1%, 1.4% and 0.4%, respectively, of the Company’s revenues in the three months ended June 30, 2007; and 13.7%, 11.5% and 12.8%, respectively, of the Company’s revenues in the three months ended June 30, 2006.  Mizuho Industrial Co. Ltd. (Mizuho), Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary, and Inland Machinery accounted for 5.4%, 8.4% and 2.2%, respectively, of the Company’s revenues in the six months ended June 30, 2007; and 15.3%, 13.4% and 8.8%, respectively, of the Company’s revenues in the six months ended June 30, 2006.  Mizuho, the Company’s Japanese distributor of Microfluidizer processor equipment and spare parts, resells the Company’s equipment to numerous end-users in Japan, none of which individually represents 10% or more of the Company’s revenues during the three and six month periods ended June 30, 2007 and 2006.

Two customers accounted for 12.7% and 8.3%, respectively, of the trade accounts receivable as of June 30, 2007.

A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

12.       Stockholders’ Equity

During the three months ended June 30, 2007 and 2006, the Company issued 10,000 and 21,000 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $13,000 and $10,000, respectively.  During the six months ended June 30, 2007 and 2006, the Company issued 42,450 and 54,025 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $49,000 and $22,000, respectively.

Although the Stock Option Plans do not specifically provide for cashless exercise, the administrator of the Stock Option Plans allowed the former Chairman and CEO during the three months ended June 30, 2007 and a former director during the three months ended March 31, 2006, to transact a cashless exercise of stock options granted.  The cashless exercise allows the former employee/director to not tender any cash or shares in an option exercise.  Rather, the employer withholds the number of shares with a fair value equal to the option exercise price from shares that would otherwise be issued upon exercise.

During the three and six months ended June 30, 2007, the Company issued 36,577 shares of common stock pursuant to the cashless exercise of options granted for the exercise of 50,000 shares of the Company’s common stock.  During the three and six months ended June 30, 2006, the Company issued 10,548 shares of common stock pursuant to the Cashless Exercise of options granted for the exercise of 15,000 shares of the Company’s common stock.  Since the Stock Option Plans does not provide for a cashless exercise, the transactions are considered a modification of the respective stock option agreements entered into with the former Chairman and CEO and former director.  Accordingly, for the three and six months ended June 30, 2007, the Company recorded compensation expense of  approximately $61,000.  For the three and six months ended June 30, 2006, the Company recorded compensation expense of approximately $5,000.  Compensation expense for these periods was charged to General and Administrative expense in the condensed consolidated statements of operations.

During each of the three months ended June 30, 2007 and 2006, the Company issued no shares of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan.  During the six months ended June 30, 2007 and 2006, the Company issued 15,353 and 14,288 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $18,000 and $16,000, respectively.

13.       Credit Facility

On March 1, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility was comprised of (i) a $1,000,000 demand revolving line of credit (the “Revolving Credit Line”), and (ii) a $1,000,000 four year term promissory note (the “Term Loan”).  The Revolving Credit Line obtains advances thereunder bearing interest at a rate equal to the prime rate (8.25% at June 30, 2007).  All borrowings under the Revolving Credit Line were evidenced by a $1,000,000 demand promissory note (the “Revolving Note”), and (ii) a $1,000,000 term promissory note, amortized over a four year period but having a maturity date of March 3, 2008 and bearing interest at a rate equal to 5.67%.  Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries.  The Company’s Microfluidics Corporation subsidiary guaranteed the Company’s obligations to the Lender under the Credit Facility.  The Company also pledged to the Lender all shares of Microfluidics Corporation owned by the Company.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of a given year as follows: (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.  On November 20, 2006 the Company and the lender agreed to a modification of the definition of the Debt Service Coverage Ratio.  The purpose of the modification was to eliminate significant non-cash items, such as stock-based employee compensation expense, from affecting the ratio.  At December 31, 2006, the Company was in compliance with the debt covenants.

Due to the subjective acceleration clause and the lock-box arrangement with the Lender, any amount outstanding on the Revolving Credit Line would be classified as a current liability in the condensed consolidated balance sheet.  As of June 30, 2007, there was no outstanding balance on the Revolving Credit Line.  As of June 30, 2007, the balance outstanding on the Term Loan was approximately $188,000.

14.       Long-Term Debt

Long-term debt as of the following dates consisted of:

(in thousands)	June 30, 2007	December 31, 2006
Term note	$188	$312
Capital leases payable	7	12
	195	324
Less: current portion	(195)	(259)
Long-term debt, net of current portion	$—	$65

Obligations under capital leases consist of two (2) capitalized leases with bargain purchase options that the Company is obligated to pay over a two (2) year period.

15.       Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.   The effective tax rate calculation includes determining both the current and deferred income tax expense as well as accounting for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets.  We must assess the recoverability of the deferred tax assets by considering the circumstances upon which it is “more likely than not” that some portion or all of the deferred tax assets will be realized. Circumstances upon which it would be more likely than not that an adjustment is warranted includes significant changes in estimated future profitability. To the extent we believe that recovery does not meet this “more likely than not” standard as required in SFAS No. 109,  Accounting for Income Taxes , we must establish a valuation allowance.  Changes in the valuation allowance are reflected in determining the effective tax rate for the year.

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

Overview

MFIC Corporation (“MFIC” or the “Company”) has, for over 20 years, specialized in the design, manufacturing and marketing of a broad line of high shear fluid processing systems used in numerous applications in the chemical, pharmaceutical, biotech, food and  personal care industries.

MFIC’s line of high shear fluid processor equipment, marketed under the Company’s Microfluidizer trademark and trade name, process premixed formulations to produce small uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions.  The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products.  Further, the Company guarantees scaleup of formulations and results on its processor equipment from approximately 100 milliliters per minute on its laboratory and bench top models up to  15 gallons per minute on its pilot and production models.

The Company’s technology embodied within its Microfluidizer high shear fluid processor is used for formulation of products that are normally very difficult to mix and stabilize.  Microfluidizer processors through process intensification allow manufacturers in the chemical, pharmaceutical, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other commercially available blending, mixing or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of bacterial, yeast, mammalian and/or plant cells and for liposomal encapsulation of materials for the cosmetics and biotech/biopharma industries.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2006.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended June 30, 2007.  Our critical accounting policies are as follows:

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

•        Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  The Company has established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.  Commencing in May of 2006, the Company altered its warranty by limiting to a period of 90 days its warranty coverage on certain critical wear items.  The Company is now selling more advanced processor production systems than past years that may require more costly parts.  As of June 30, 2007 the Company has a reserve balance for product warranties in the approximate amount of $61,000, which we believe is adequate.

•        Stock-Based Compensation.   Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (SFAS 123R), “Share-Based Payment,” which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees.  Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options.  Accordingly, an option pricing model is utilized to derive an estimated fair value.  In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

•                   the stock option exercise price,

•                   the expected term of the option,

•                   the grant price of our common stock, which is issuable upon exercise of the option,

•                   the expected volatility of our common stock,

•                   the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future), and

•                   the risk free interest rate for the expected option term.

Stock Option Exercise Price and Grant Date Price of our Common Stock.  The closing market price of our common stock on the date of grant.

Expected Term.  For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, “Share-Based Payment.”  Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

Expected Volatility.  The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted.  We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option’s expected term.  We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past.

Expected Dividends.  We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.  Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective.

Upon adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006.  The Company will revisit this assumption periodically and as changes in the composition of our option pool dictate.

Changes in the inputs and assumptions, as described above, can materially affect the measure of estimated fair value of our share-based compensation.  The Company anticipates the amount of stock-based compensation to increase in the future as additional options are granted.

Results of Operations

Three Months Ended June 30, 2007 vs. June 30, 2006

Revenues

Total revenues for the three months ended June 30, 2007 were approximately $3,557,000, as compared to revenues of $3,910,000 for the comparable prior year period, a decrease of approximately $353,000, or 9.0%.

North American sales for the three months ended June 30, 2007 decreased to approximately $2,011,000, a 5.5% decrease, as compared to sales of approximately $2,127,000 for the three months ended June 30, 2006.  The decrease in North American sales was principally due to a  decrease in the sale of spare parts of approximately $127,000; offset in part by an increase in the sale of machines of $11,000.  Foreign sales were approximately $1,546,000 for the three months ended June 30, 2007, compared to $1,783,000 for the three months ended June 30, 2006, a decrease of $237,000, or 13.3%.  The decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $119,000 and a decrease in the sale of spare parts of approximately $118,000.  The overall decrease in sales of spare parts was largely attributable to a rescheduling of deliveries of orders from a customer (the “Customer”) that uses our equipment to provide outsourced processing of products for pharmaceutical companies.  During the quarter ended June 30, 2007, the Customer notified us of that it was rescheduling the spare parts delivery schedule under an existing supply order due to changes in their production schedule.  As a result of this rescheduling, there was a reduction in spare parts purchases by the Customer of approximately $430,000 for the quarter ended June 30, 2007and lengthened the shipping schedule from its’ original conclusion date in December,2007 to a new conclusion date in June, 2008.

Cost of Sales

Cost of sales for the three months ended June 30, 2007 was approximately $1,453,000, or 40.9% of revenue, compared to $1,801,000, or 46.1% of revenue, for the comparable prior year period.  The decrease in cost of sales in absolute dollars for the three months ended June 30, 2007, reflects the overall decrease in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  The decrease in cost of sales as a percentage of sales is primarily attributable to i) a decrease in the percentage of total sales by our distributors in Canada and Japan who purchase machines and spare parts from the Company at a discount, and ii) an increase in the average sales price per unit compared to the three months ended June 30, 2006.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2007 were approximately $438,000, compared to $453,000 for the comparable prior year period, a decrease of approximately $15,000, or 3.3%.  The decrease in research and development expenses was primarily due to a decrease in test supplies of approximately $18,000, partially offset by planned increases in payroll and related costs of approximately $10,000.

Selling Expenses

Selling expenses for the three months ended June 30, 2007 were approximately $984,000, compared to $741,000 for the comparable prior year period, an increase of $243,000, or 32.8%.  The increase is primarily attributable to an increase in commission expense of approximately $120,000, a planned increase in payroll and related costs of approximately $54,000, and an increase in advertising costs of approximately $48,000.  The significant increase in commission expense results from an increase in the percentage of sales by commissioned direct sales personnel and indirect sales representatives, with a decrease in non-commissionable sales, primarily to our distributors in Canada and Japan.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007, were approximately $805,000, compared to $701,000 for the comparable prior year period, an increase of $104,000, or 14.8%.  The increase in general and administrative expenses is principally due to i) an increase in public relations costs of approximately $16,000, and ii) recruiting fees of approximately $24,000 incurred in connection with the ongoing search for a chief executive officer, and an increase in corporate expense of approximately $47,000 primarily due to non-cash share based compensation expense.

Interest Income and Expense

Interest expense for the three months ended June 30, 2007 was approximately $1,000 compared to $10,000 for the comparable prior year period, a decrease of approximately $9,000.

Interest income for the three months ended June 30, 2007 was approximately $17,000 compared to $10,000 for the comparable prior year period, an increase of $7,000.  The increase is due to an increase in cash available for investment, principally from the collection of trade receivables.

Income Tax Provision

For the three months ended June 30, 2007, the Company recognized no tax benefit due to the loss from operations.  For the three months ended June 30, 2006, the Company recognized a tax provision of $86,000 at the Company’s expected annualized effective tax rate of approximately 40%. (See Note 15 to Condensed Consolidated Financial Statements).

Six Months Ended June 30, 2007 vs. June 30, 2006

Revenues

Total revenues for the six months ended June 30, 2007 were approximately $6,358,000, as compared to revenues of $7,061,000 for the comparable prior year period, a decrease of approximately $703,000, or 10.0%.

North American sales for the six months ended June 30, 2007 increased to approximately $3,718,000, a 2.8% increase, as compared to sales of approximately $3,616,000 for the six months ended June 30, 2006.  The increase in North American sales was principally due to an increase in the sale of machines of approximately $140,000 and a decrease in the sale of spare parts of approximately $38,000.  Foreign sales were approximately $2,640,000 for the six months ended June 30, 2007, compared to $3,445,000 for the six months ended June 30, 2006, a decrease of $805,000, or 23.4%.  The decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $414,000, primarily from our distributor in Japan, and a decrease in the sale of spare parts of approximately $391,000.  The overall decrease in sales of spare parts was largely attributable to a rescheduling of the shipment schedule for spare parts under an existing supply order  from a customer (the “Customer”). As part of a modification of its spare part supply order the Customer rescheduled shipments under an existing supply order.  During the six months ended June 30, 2007, the Customer notified us that it was rescheduling the spare parts delivery schedule under an existing supply order and lengthening the shipping schedule from its’ original conclusion date in December 2007 to a new conclusion date in June,2008..  As a result, there was a reduction in spare parts purchases from the Customer of approximately $430,000 for the six months ended June 30, 2007.

Cost of Sales

Cost of sales for the six months ended June 30, 2007 was approximately $2,646,000, or 41.6% of revenue, compared to $3,248,000, or 46.0% of revenue, for the comparable prior year period.  The decrease in cost of sales in absolute dollars for the six months ended June 30, 2007, reflects the overall decrease in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.  The decrease in cost of sales as a percentage of sales is primarily attributable to i) a decrease in sales by our distributors in Canada and Japan who purchase machines and spare parts from the Company at a discount and ii) an increase in the average sales price per unit compared to the six months ended June 30, 2006.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2007 were approximately $974,000, compared to $850,000 for the comparable prior year period, an increase of approximately $124,000, or 14.6%.  The increase in research and development expenses was primarily due to i) planned increases in payroll and related costs of approximately $80,000, ii) development costs related to product enhancements of approximately $51,000, and consultant costs of approximately $25,000.  These increases were partially offset by a reduction in test supplies of approximately $20,000.

Selling Expenses

Selling expenses for the six months ended June 30, 2007 were approximately $1,808,000, compared to $1,357,000 for the comparable prior year period, an increase of $451,000, or 33.2%.  The increase is primarily attributable to an increase in commission expense of approximately $169,000, an increase in payroll and related costs of approximately $149,000, an increase in advertising expenses of approximately $51,000, and an increase in travel and entertainment costs of approximately $29,000.  The significant increase in commission expense results from an increase in the sale of machines and spare parts by commissioned direct sales personnel and indirect sales representatives, with a decrease in non-commissionable sales, primarily to our distributors in Canada and Japan.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007, were approximately $1,483,000, compared to $1,323,000 for the comparable prior year period, an increase of $160,000, or 12.1%.  The increase in general and administrative expenses is principally due to i.) an increase in corporate expense of approximately $54,000 primarily due to non-cash share based compensation expense.,   ii) an increase in consultant costs related to compliance with Sarbanes Oxley of approximately $34,000, iii) an increase in occupancy costs of approximately $30,000, iv) an increase in public relations costs of approximately $33,000, v) recruiting fees of approximately $24,000 incurred in connection with the ongoing search for a chief executive officer, and vi) an increase in planned payroll and related costs of approximately $13,000.  These increases were partially offset by a decrease in professional fees of approximately $40,000 due primarily to the absence of costs related to filing of a registration statement which were incurred during the three months ended March 31, 2006.

Interest Income and Expense

Interest expense for the six months ended June 30, 2007 was approximately $9,000 compared to $20,000 for the comparable prior year period, a decrease of approximately $11,000.

Interest income for the six months ended June 30, 2007 was approximately $38,000 compared to $20,000 for the comparable prior year period, an increase of $18,000.  The increase is due to an increase in cash available for investment, principally from the collection of trade receivables.

Income Tax Provision

For the six months ended June 30, 2007, the Company recognized no tax benefit due to the loss from operations.  For the six months ended June 30, 2006, the Company recognized a tax provision of $113,000 at the Company’s expected annualized effective tax rate of approximately 40%. (See Note 15 to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

As of June 30, 2007, the Company had approximately $1,322,000 in cash and cash equivalents, compared to $1,860,000 as of December 31, 2006.  The Company used cash of $363,000 and $280,000 from operations for the six months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, the Company generated cash by a decrease in trade accounts receivables, partially offset by the loss from operations, an increase in inventories, prepaid expenses and other assets, and a decrease in current liabilities.  The increase in inventories was primarily a result of a delay in shipment of spare parts to the Customer previously mentioned above.  For the six months ended June 30, 2006, the Company’s principal operating cash requirements were to fund i) increased trade receivables arising from increased sales, and ii) increased inventories required for production; offset by i) income from operations and ii) decreased current liabilities.

The Company used cash of $113,000 and $23,000 for investing activities for the six months ended June 30, 2007 and 2006, respectively, primarily for the purchase of capital equipment.

The Company used cash of $62,000 and $107,000 for financing activities for the six months ended June 30, 2007 and 2006, respectively.  Net cash used for financing activities for the six months ended June 30, 2007 and 2006 were for principal payments on the term loan and capital equipment loans, partially offset by proceeds from the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan.

As of June 30, 2007, the Company maintains a revolving credit and term loan agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of June 30, 2007, there was no balance due under its revolving credit line and a balance of $188,000 under its term loan facility.

During the three and six months ended June 30, 2007, the Company experienced net losses of $107,000 and $524,000, respectively.  Should the Company continue to experience losses, management is confident that the Company’s business plan and operations could be modified such that positive cash flows could be achieved.  Management believes these mitigating actions, combined with the Company’s cash balance of $1,322,000 at June 30, 2007 and available credit facility of $1,000,000, would be adequate to accommodate its working capital requirements for the next twelve months.

The Company’s contractual obligations as of June 30, 2007 are as follows:

(in thousands)	Total as of June 30, 2007	Payable During Remainder of 2007	Payable in 2008	Payable in 2009
Term note	$188	$126	$62	$—
Operating leases	1,052	210	421	421
Capital leases	7	4	3	—
	$1,247	$340	$486	$421

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

The Company has approximately $7,000 of variable rate borrowings outstanding under an equipment loan.  A hypothetical 10% adverse change in interest rates for this variable rate debt would have no material effect on the Company’s earnings and cash flows on a quarterly basis.

Item 4.                       Controls and Procedures

The Company’s management, including the President and Chief Operating Officer and Controller, conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the President and Controller have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Three customers accounted for an aggregate of 16.0% of the Company’s revenues for the six months ended June 30, 2007.  Historically, our largest single customer has been the Japanese distributor of our Microfluidizer processor equipment and spare parts, which accounted for 5.4% of our revenues for the six months ended June 30, 2007 and 15.3% of our revenues for the six months ended June 30, 2006.  Our next historically largest customer accounted for 8.4% of our revenues for the six months ended June 30, 2007, and 13.4% of our revenues for the six months ended June 30, 2006.  A third customer is a distributor in Canada who accounted for 2.2% of our revenues for the six months ended June 30, 2007 and 8.8% of our revenues for the six months ended June 30, 2006.

During the quarter ended June 30, 2007, a customer (the “Customer”) that uses our equipment to provide outsourced processing of products for pharmaceutical companies notified us of the discontinuation of certain services for one of its pharmaceutical customers.  As a result, there was a reduction in spare parts purchases from the Customer of approximately $430,000 for the quarter ended June 30, 2007.  Although we are unaware of any plans by any other customers to reduce their business with us, the loss of any one or more of these customers, or the loss of business by customers using our equipment to provide outsourced processing services for their customers, would be highly problematic for us, and would likely cause a material change in our near-term, and possibly long-term, financial prospects.  In addition, a reduction or delay in orders from any of these customers could have a material adverse effect on the Company’s results of operations.

As of June 30, 2007, 12.7% and 8.3% of the Company’s trade accounts receivable were due from two customers, respectively, both of which are long-established customers of the Company and neither of which have presented credit issues in the past.  Nevertheless, if either or both of these customers were to default on their obligations to us such default would likely cause a material change in our near-term, and possibly long-term, financial prospects.

Many of our current and potential customers are from the pharmaceutical and biotechnology industries and are subject to risks faced by those industries.

We derive a substantial portion of our revenues from pharmaceutical and biotechnology companies.  We expect that pharmaceutical and biotechnology companies will continue to be two of our major sources of revenues for the foreseeable future.  As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as the failure of newly developed drug products to meet regulatory requirements, pricing pressures as third-party payers continue challenging the pricing of medical products and services,  ongoing consolidation and uncertainty of technological change, and to reductions and delays in research and development expenditures by companies in these industries.

 Many biotechnology and pharmaceutical companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies.  If pharmaceutical companies suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

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

The Company’s research and development efforts are focused on: (i) developing new processing applications for the process industries and further enhancing the functionality, reliability and performance of existing products, and development of new equipment models, and (ii) development of the Microfluidics Reaction Technology(MRT) and Multiple-Stream High Pressure Mixer/Reactor (MMR) by: (a) working with customers who assist in the development of the system with both application knowledge and financial support, and (b) internal development program relating to interaction chamber design and creation of a variety nanomaterials. There can be no assurance that the Company will be able to meet the enhancement challenges posed by applications of its core Microfluidizer processor business.  Likewise there can be no assurance that the Company will be able to design and manufacture systems for its MMR applications that will deliver the desired result for specific applications.  The inability to meet the enhancement challenges or design and manufacture systems for its MMR applications may have a material adverse effect on the Company.

Our ability to continue planned operations is dependent upon access to financing under a credit facility with our commercial lender.

The Company’s credit facility is comprised of a revolving line of credit in the maximum principal amount of $1,000,000 and a term loan note in a face amount of $1,000,000 under which the Company currently owed approximately $188,000 at June 30, 2007.  Under the terms of the credit facility, the Company is subject to a number of restrictions that impact the Company’s use of funds.  The Company is limited in ability to acquire property and pay dividends, and it must maintain certain financial covenants as defined.  The Company’s ability to operate is potentially impacted by the Company’s ability to achieve future compliance with the financial covenants of the credit facility.  The obligations due the lender are essentially demand obligations and under certain circumstances, including the lender’s determination that the Company’s prospect of payment of all or any part of the obligations due the lender are impaired, the lender may declare a default and accelerate payment of the obligations.  Loans under the credit facility are secured by a collateral pledge to the lender of substantially all the assets of the Company and its subsidiary.  In the event of a breach of the covenants or events of default under the credit facility there can be no assurance that the Company can obtain a waiver of such breach or default from its lender.  Likewise, in the event of that the Company cannot effect a cure or obtain a waiver of a breach or default under the credit facility there can be no assurance either that the lender will not terminate the credit facility or that the Company will be able to obtain alternate financing, or that it can obtain alternate financing on terms that are favorable to the Company.  Either event could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

The Company maintains what it deems to be reasonable levels of product liability coverage through insurance policies with a reasonably small deductible. Nonetheless, inasmuch as the Company sells its equipment to a number of customers who make products such as pharmaceutical preparations, food additives, and consumer cosmetics, there can be no assurance that if a consumer of end products is injured or dies from such product that a suit by an injured party (or a class of similar situated plaintiffs) will not sue the Company as well as the maker of the drug, food additive, or cosmetic. Although the Company may have no control over the manufacture of end-products made on its equipments, it may not be able to bar a plaintiff’s claims against all parties whose products and equipment were in involved in the manufacturing process under a variety of legal theories of liability. The Company may be required to present a vigorous and costly defense if it cannot be dismissed from such an action. The cost of such legal defense may significantly impact the cash flow of the Company.

Our international business operations expose us to a variety of risks.

Shipments outside of North America accounted for approximately 44.6% and 45.6% of our net revenues for the three months ended June 30, 2007 and 2006, respectively; and 42.2% and 48.8% of our net revenues for the six months ended June 30, 2007 and 2006, respectively.  Of the shipments outside of North America, 4.1% and 13.7% of our net revenues resulted from sales to Japan in the three months ended June 30, 2007 and 2006, respectively; 5.4% and 15.3% of our net revenues resulted from sales to Japan in the six months ended June 30, 2007 and 2006, respectively.  Sales to Korea accounted for 6.5% and 6.5% of our net revenues in the three months ended June 30, 2007 and 2006, respectively; and 5.5% and 8.0% of our net revenues in the six months ended June 30, 2007 and 2006, respectively.  Sales to Europe accounted for 28.0% and 22.6% of our net revenues in the three months ended June 30, 2007 and 2006, respectively; and 26.1% and 20.9% of our net revenues in the six months ended June 30, 2007 and 2006, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

 None.

Item 3.                       Defaults Upon Senior Securities

 None.

Item 4.                       Submission of Matters to a Vote of Security Holders

On June 21, 2007, the Company held the 2007 Annual Meeting of Stockholders at which stockholders of record as of April 26, 2007 were entitled to vote on the following matters:

(1)          To elect five (5) directors to hold office until their successors shall be elected and shall have qualified; and

(2)          To ratify the selection of UHY LLP as the Company’s independent accountants for the fiscal year ending December 31, 2007.

As of April 26, 2007, the record date, there were 10,173,746 shares eligible to vote.  As of June 21, 2007, votes representing 9,009,917 shares were cast.  A majority of the stockholders voted in favor of and a motion was made approving the nomination of the directors and ratification of the independent accountants.  The results of the votes are as follows:

Proposal No. 1 - Election of Directors:

	For	Withheld
Irwin J. Gruverman	8,688,482	321,435
James N. Little	8,346,037	663,880
Leo Pierre Roy	8,328,037	681,880
George Uveges	8,387,437	622,480
Eric G. Walters	8,388,437	621,480

Proposal No. 2 - Ratification of Independent Accountants:

	For	Against	Abstain
UHY LLP to serve as independent accountants for the fiscal year ended December 31, 2007	8,959,027	25,308	25,582

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

Dated: August 13, 2007