Form 10-Q
period 2007-09-30
MFIC CORP
filed 2007-11-13
CIK 723889

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission File Number: 0-11625

MFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2793022 (I.R.S. Employer Identification No.)
30 Ossipee Road, Newton, Massachusetts (Address of principal executive offices)	02464 (Zip Code)
(617) 969-5452 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

☐ Large accelerated filer                ☐ Accelerated filer                 ☒ Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        As of November 13, 2007, 10,206,757 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

MFIC CORPORATION

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited):	3
	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6-16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27-33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35
	Certifications

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MFIC CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited—in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,168	$1,860
Accounts receivable, net of allowance of $44 and $38 as of September 30, 2007 and December 31, 2006, respectively	1,500	3,253
Inventories	3,048	2,025
Prepaid and other current assets	276	350
Deferred income taxes	369	369

Total current assets	6,361	7,857
Property and equipment, net	339	303
Patents and licenses, net	62	66

Total assets	$6,762	$8,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and obligations under capital lease	$130	$259
Accounts payable	300	247
Accrued expenses	730	818
Customer advances	771	853
Income taxes payable	—	36

Total current liabilities	1,931	2,213

Long-term liabilities
Current maturities of long-term debt and obligations under capital lease, net of current maturities	—	65

Total liabilities	1,931	2,278

Stockholders' equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,467,203 and 10,349,812 shares issued; 10,206,757 and 10,089,366 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	104	104
Additional paid-in capital	17,318	17,052
Accumulated deficit	(11,903)	(10,520)
Treasury stock, 260,446 shares, at cost, as of September 30, 2007 and December 31, 2006	(688)	(688)

Total stockholders' equity	4,831	5,948

Total liabilities and stockholders' equity	$6,762	$8,226

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited—in thousands, except per share amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$2,311	$3,553	$8,670	$10,614
Cost of sales	1,118	1,558	3,765	4,806

Gross profit	1,193	1,995	4,905	5,808

Operating expenses:
Research and development	436	424	1,411	1,274
Selling	840	723	2,649	2,081
General and administrative	784	707	2,267	2,030

	2,060	1,854	6,327	5,385

(Loss) income from operations	(867)	141	(1,422)	423
Interest expense	(7)	(9)	(15)	(29)
Interest income	15	10	53	31

(Loss) income before income tax provision	(859)	142	(1,384)	425
Income tax provision	—	57	—	170

Net (loss) income	$(859)	$85	$(1,384)	$255

Net (loss) income per common share:
Basic	$(0.08)	$0.01	$(0.14)	$0.03
Diluted	$(0.08)	$0.01	$(0.14)	$0.02
Weighted average number of common and common equivalent shares outstanding:
Basic	10,203	10,045	10,169	9,991
Diluted	10,203	10,561	10,169	10,517

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited—in thousands)

	For The Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,384)	$255
Adjustments to reconcile net (loss) income to net cash flows:
Deferred taxes	—	169
Depreciation and amortization	122	127
Provision for obsolete inventory	12	9
Bad debt expense	6	4
Share-based compensation	178	102
Changes in assets and liabilities:
Accounts receivable	1,746	(195)
Inventories	(1,034)	(651)
Prepaid expenses and other current assets	66	(20)
Accounts payable	53	102
Accrued expenses	(123)	247
Customer advances	(82)	599

Net cash flows used in operating activities	(440)	748

Cash flows from investing activities:
Purchase of property, plant and equipment	(146)	(42)

Net cash flows used in investing activities	(146)	(42)

Cash flows from financing activities:
Principal repayments on long-term debt and obligations under capital leases	(195)	(217)
Net proceeds from issuance of common stock	89	97

Net cash flows used in financing activities	(106)	(120)

Net change in cash and cash equivalents	(692)	586
Cash and cash equivalents at beginning of period	1,860	1,452

Cash and cash equivalents at end of period	$1,168	$2,038

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

        MFIC Corporation ("MFIC" or the "Company"), through its wholly-owned subsidiary, Microfluidics Corporation ("Microfluidics"), operates in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology, food, chemical and personal care industries.

        The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Microfluidics. All intercompany balances and transactions have been eliminated.

        The Company's corporate headquarters and manufacturing operations are located in Newton, Massachusetts.

        Certain accounts in the condensed consolidated financial statements and related notes have been reclassified to conform to current period presentation.

2. Interim Financial Statements

        The condensed consolidated financial information for the three and nine months ended September 30, 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company's audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC").

        The balance sheet as of December 31, 2006 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3. Significant Accounting Policies

        The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC.

4. Revenue Recognition

        Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. The customer's purchase obligations are not contingent upon performance of installation services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets.

        Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines for rent by customers. Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statement of operations.

5. Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48. Management does not believe the adoption of FIN 48 will have a material affect on our financial position and results of operations.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company's financial statements. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Our adoption of the provisions of SAB 108 did not have any material impact on our results of operations, financial position or cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This

Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

6. Stock Based Compensation

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95," which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, "Accounting for Stock-Based Compensation." However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which expressed the views of the SEC regarding the interaction between SFAS No. 123R, and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

        Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

        For the three month periods ended September 30, 2007 and 2006, the Company recognized stock-based employee compensation expense of $41,000 and $33,000, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company recognized stock-based employee compensation expense of $178,000 and $97,000, respectively. Stock-based employee compensation expense for the nine month period ended September 30, 2007 is included in General and Administrative expense of the unaudited condensed consolidated statement of operations, and includes $61,000 of compensation expense attributed to the exercise of stock options by the Company's former Chairman and CEO (see Note 12). The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets, accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and nine month periods ended September 30, 2007 and 2006.

        On December 31, 2005, upon recommendation of its Compensation Committee, the Company approved the accelerated vesting of all of the then outstanding unvested stock options ("Options"),

pursuant to the Company's 1988 Employee Stock Option Plan, to purchase 765,886 shares of common stock of the Company. The decision to accelerate the vesting of these Options was made primarily to reduce non-cash compensation expense that would have been recorded in the Company's income statement in the future periods upon the adoption of SFAS No. 123R on January 1, 2006. Of the Options eligible for acceleration, Options to purchase 480,915 shares of the Company's common stock became immediately exercisable on December 31, 2005. The remaining terms for each of the Options granted remain the same. With respect of the remaining Options to purchase 284,971 shares of the Company's common stock approved for acceleration, the option holders exercised their "opt-out" rights to forego acceleration.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The fair value of each option granted during the three and nine months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	115.00	119.00	115.00	119.00
Risk-free interest rate	4.25%	4.59%	4.51%	4.59%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

        Dividend yield—The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

        Expected volatility—The expected volatility is a measure of the amount by which the Company's stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of the Company's Common Stock over a period commensurate with the option's expected term. The Company does not believe that the future volatility of its Common Stock over an option's expected term is likely to differ significantly from the past.

        Risk-free interest rate—The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option's expected term on the grant date.

        Expected life—The expected life of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company's historical stock option exercise experience and option expiration data.

        Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

        There were no stock options granted during the three months ended September 30, 2007. For the three months ended September 2006, 7,412 stock options were granted. The weighted average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $1.63 and $1.28 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 4% for 2007 and 9% for 2006.

        Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $370,000 at September 30, 2007.

        The Company has three (3) shareholder approved stock option plans (collectively, the "Stock Option Plans") as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the "1988 Plan"); (ii) the 1989 Non-Employee Director Stock Option Plan (the "1989 Plan"), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the "2006 Plan") which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the "Prior Plans") that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans. The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006. Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans. The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors. Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant. At September 30, 2007, 746,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

        During the three months ended September 30, 2007 and 2006, respectively, the Company issued 0 and 7,412 stock options pursuant to the 2006 Plan or Prior Plans. During the nine months ended September 30, 2007 and 2006, the Company issued 72,232 and 7,412 stock options respectively, pursuant to the 2006 Plan, and 51,000 stock options, pursuant to the Prior Plans, respectively. These stock options were granted at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. During the three months ended September 30, 2007, approximately 16,000 shares were forfeited. During the three months ended September 30, 2006, approximately 23,000 shares were forfeited. During the three months ended September 30, 2007, approximately 8,000 shares vested under the 2006 Plan. During the three months ended September 30, 2006, there were 15,000 shares vested under Prior Plans. During the nine months ended September 30, 2007 and 2006, approximately 64,000 shares and 57,000 shares, respectively, were forfeited; and approximately 95,000 shares and 162,000 shares were vested, respectively, under the 2006 Plan and Prior Plans, collectively.

        Information regarding option activity for the nine months ended September 30, 2007 under the Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Options outstanding as of January 1, 2007	1,561,086	$1.45	6.60
Granted	72,232	1.63	8.18
Exercised	(89,527)	0.79	5.25
Cancelled	(64,179)	1.68	5.22

Options outstanding as of September 30, 2007	1,479,612	1.49	6.02

Options exercisable as of September 30, 2007	1,263,738	1.39	5.89

        On November 17, 2004, the Company entered into a general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted, on April, 1, 2005, a three-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.20 per share. These warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act. Maxim Group LLC was an "accredited investor" pursuant to the rules of the Securities and Exchange Commission. The Company filed a registration statement on Form SB-2, which was declared effective on June 5, 2006, for purposes of registering the shares of common stock underlying the warrants. Maxim Group LLC has waived its rights to receive, based upon the date that the registration statement on Form SB-2 was declared effective, an additional warrant to purchase shares of the Company's common stock. The warrants may be exercised in whole or in part at any time on or prior to April 1, 2008. In addition, the warrants provide for certain adjustments to the exercise price upon the issuance by the Company of certain securities at a price below $3.20. The estimated value of these warrants of $119,000 was amortized in full prior to January 1, 2006.

7. Inventories

        Inventories consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials	$2,772	$1,957
Work in progress	246	217
Finished goods	242	51

	3,260	2,225
Less: provision for excess inventory	(212)	(200)

Total inventories	$3,048	$2,025

8. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Furniture, fixtures and office equipment	$669	$546
Machinery, equipment and tooling	455	435
Leasehold improvements	97	94

	1,221	1,075
Less: accumulated depreciation and amortization	(882)	(772)

	$339	$303

        For the three months ended September 30, 2007 and 2006, depreciation expense was approximately $36,000 and $33,000, respectively. For the nine months ended September 30, 2007 and 2006, depreciation expense was approximately $110,000 and $123,000, respectively.

9. Accrued Expenses

        Accrued expenses consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Accrued expenses	$244	$240
Accrued wages and vacation pay	174	256
Accrued commissions	170	248
Accrued resignation costs	84	—
Accrued warranty	58	74

	$730	$818

        On April 6, 2007, the Company entered into an Executive Employment Agreement with Mr. Irwin Gruverman, our former chief executive officer, whereby Mr. Gruverman accepted the position of Chairman Emeritus of the Company. Effective September 17, 2007, Mr. Gruverman tendered his resignation as Chairman Emeritus. Pursuant to a negotiated settlement, in lieu of the specific terms of the Executive Employment Agreement, the Company accepted Mr. Gruverman's resignation and recorded outstanding compensation costs, plus legal fees associated with the resignation, of $84,000, which has been accrued as of September 30, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Shares for computation of basic net (loss) income per share	10,203	10,045	10,169	9,991
Effect of dilutive stock options and warrants	—	516	—	526

Shares for computation of diluted net (loss) income per share	10,203	10,561	10,169	10,517

11. Industry Segment, Geographic and Enterprise-Wide Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chairman and chief executive officer. The Company has determined that it conducts its operations in one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries. The Company has less than 1% of total assets in foreign countries. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

        Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)
	2007		2006		2007		2006
North America	$1,293	55.9%	$1,965	55.3%	$5,012	57.8%	$5,581	52.6%
Asia	587	25.4%	796	22.4%	1,621	18.7%	2,769	26.1%
Europe	431	18.6%	792	22.3%	2,037	23.5%	2,264	21.3%

	$2,311	100.0%	$3,553	100.0%	$8,670	100.0%	$10,614	100.0%

        The Company's sales in North America include the United States, Canada and Mexico.

        The users of the Company's systems are in various industries, including the chemical, pharmaceuticals, food, personal care products, and biotechnology industries. Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary, Mizuho Industrial Co. Ltd. (Mizuho), GlaxoSmithKline and Songwon, accounted for 7.2%, 4.7%, 5.5% and 2.8%, respectively, of the Company's revenues in the three months ended September 30, 2007; and 14.4%, 6.6%, 9.7% and 12.1%, respectively, of the Company's revenues in the three months ended September 30, 2006.

        Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary, Mizuho Industrial Co. Ltd. (Mizuho), Intervet and Songwon, accounted for 8.2%, 5.2%, 2.4.% and 4.8% respectively, of the Company's revenues in the nine months ended September 30, 2007; and 16.3%, 12.4%, 8.6% and 9.4%, respectively, of the Company's revenues in the nine months ended September 30, 2006.

        Mizuho, the Company's Japanese distributor of Microfluidizer processor equipment and spare parts, resells the Company's equipment to numerous end-users in Japan, none of which individually represents 10% or more of the Company's revenues during the three and nine month periods ended September 30, 2007 and 2006.

        Two customers accounted for 14.8% and 5.3%, respectively, of the trade accounts receivable as of September 30, 2007.

        A reduction or delay in orders from any of the Company's significant customers could have a material adverse effect on the Company's results of operations.

12. Stockholders' Equity

        During the three months ended September 30, 2007 and 2006, the Company issued 10,500 and 74,626 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $5,000 and $42,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company issued 52,950 and 128,651 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $54,000 and $64,000, respectively.

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

        During the three and nine months ended September 30, 2007, the Company issued 0 and 36,577 shares of common stock pursuant to the cashless exercise of options granted for the exercise of 50,000 shares of the Company's common stock. During the three and nine months ended September 30, 2006, the Company issued 0 and 10,548 shares of common stock pursuant to the Cashless Exercise of options granted for the exercise of 15,000 shares of the Company's common stock. Since the Stock Option Plans do not provide for a cashless exercise, the transactions are considered a modification of the respective stock option agreements entered into with the former Chairman and CEO and former director. Accordingly, for the nine months ended September 30, 2007, the Company recorded compensation expense of approximately $61,000. For the nine months ended September 30, 2006, the Company recorded compensation expense of approximately $5,000. Compensation expense for these periods was charged to General and Administrative expense in the condensed consolidated statements of operations.

        During each of the three months ended September 30, 2007 and 2006, the Company issued 12,511 and 14,895 shares of common stock, respectively, as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $16,000 and $17,000, respectively During the nine months ended September 30, 2007 and 2006, the Company issued 27,864 and 29,183 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $35,000 and $33,000, respectively.

13. Credit Facility

        On March 1, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the "Lender") providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the "Credit Facility"). The Credit Facility was comprised of (i) a $1,000,000 demand revolving line of credit (the "Revolving Credit Line"), and (ii) a $1,000,000 four year term promissory note (the "Term Loan"). The Revolving Credit Line obtains advances thereunder bearing interest at a rate equal to the prime rate (7.75% at September 30, 2007). All borrowings under the Revolving Credit Line were evidenced by a $1,000,000 demand promissory note (the "Revolving Note"), and (ii) a $1,000,000 term promissory note, amortized over a four year period but having a maturity date of March 3, 2008 and bearing interest at a rate equal to 5.67%. Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries. The Company's Microfluidics Corporation subsidiary guaranteed the Company's obligations to the Lender under the Credit Facility. The Company also pledged to the Lender all shares of Microfluidics Corporation owned by the Company.

        The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of a given year as follows: (i) the Company's senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1, (the "Debt Service Coverage Covenant") On November 20, 2006 the Company and the lender agreed to a modification of the definition of the Debt Service Coverage Covenant. The purpose of the modification was to eliminate significant non-cash items, such as stock-based employee compensation expense, from affecting the ratio. At December 31, 2006, the Company was in compliance with the debt covenants.

        As of the date of this report, the Company does not expect that it will be in compliance with the Debt Service Coverage Covenant of its Credit Facility as of December 31, 2007, based on the current quarter's operating loss and the Company's financial forecast for the fourth quarter. Since the Company does not expect to be in compliance with the Debt Service Coverage Covenant, the Company has notified the Lender in anticipation of its request for a waiver of the anticipated default as of December 31, 2007. There can be no assurance that the Lender will provide the Company a waiver of the anticipated default of the Debt Service Coverage Covenant. If the Lender does not provide the Company a waiver of default of the Debt Service Coverage Covenant as of December 31, 2007, the Lender could demand payment of any balances outstanding as of the demand date and terminate the Credit Facility if such default were not cured in accordance with the terms of the Credit Facility. While the Company believes it would have sufficient cash to repay any outstanding obligations owed on the Credit Facility and to continue to operate the business per its financial forecast for the next twelve months, any failure of the Company to obtain a waiver or cure such default if a waiver were not obtained could have a material adverse effect on the Company's financial position.

        Due to the subjective acceleration clause and the lock-box arrangement with the Lender, any amount outstanding on the Revolving Credit Line is classified as a current liability in the condensed consolidated balance sheet. As of September 30, 2007, there was no outstanding balance on the Revolving Credit Line. As of September 30, 2007, the balance outstanding on the Term Loan was approximately $125,000.

14. Debt

        Debt as of the following dates consisted of:

(in thousands)	September 30, 2007	December 31, 2006
Term note	$125	$312
Capital leases payable	5	12

	130	324
Less: current portion	(130)	(259)

Long-term debt, net of current portion	$—	$65

        Obligations under capital leases consist of two (2) capitalized leases with bargain purchase options that the Company is obligated to pay over a two (2) year period.

15. Income Taxes

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation includes determining both the current and deferred income tax expense as well as accounting for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. We must assess the recoverability of the deferred tax assets by considering the circumstances upon which it is "more likely than not" that some portion or all of the deferred tax assets will be realized. Circumstances upon which it would be more likely than not that an adjustment is warranted include significant changes in estimated future profitability. To the extent we believe that recovery does not meet this "more likely than not" standard as required in SFAS No. 109, Accounting for Income Taxes, we must establish a valuation allowance. Changes in the valuation allowance are reflected in determining the effective tax rate for the year.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

        This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company's plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability. Such statements are based on the Company's current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company's Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company's stock price, (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company's ability to maintain compliance with the covenants and terms of the Company's loan agreement with its senior lender, (iv) whether the Company's technology will be adopted by customers as a means of producing MMR (defined below) innovative materials in large quantities, (v) whether the Company is able to deploy prototype MMR placements and then manufacture and introduce commercial production MMR equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) as well as those risks set forth in Item 1a, "Risk Factors," in the Company's Annual Report on Form 10K for the year ended December 31, 2006. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

        MFIC Corporation ("MFIC" or the "Company") has, for over 20 years, specialized in the design, manufacturing and marketing of a broad line of high shear fluid processing systems used in numerous applications in the chemical, pharmaceutical, biotech, food and personal care industries.

        MFIC's line of high shear fluid processor equipment, marketed under the Company's Microfluidizer trademark and trade name, process premixed formulations to produce small uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions. The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products. Further, the Company guarantees scale up of formulations and results on its processor equipment from approximately 100 milliliters per minute on its laboratory and bench top models up to 15 gallons per minute on its pilot and production models.

        The Company's technology embodied within its Microfluidizer high shear fluid processor is used for formulation of products that are normally very difficult to mix and stabilize. Microfluidizer processors through process intensification allow manufacturers in the chemical, pharmaceutical, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other commercially available blending, mixing or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of bacterial, yeast, mammalian and/or plant cells and for liposomal encapsulation of materials for the cosmetics and biotech/biopharma industries.

        The Company has begun to take steps toward commercializing its proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials, through a novel adaptation of its Microfluidizer processor equipment that permits the mixing of, and reactions between, streams of different solutions at high pressures. The Company refers to this technology as a Multiple Stream High Pressure Mixer/Reactor (MMR). In August 1997, the Company filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998. In July and November 2000, the USPTO issued to the Company notices of allowances of utility patent claims regarding the MMR and the use thereof. On September 18, 2002, the European Patent Office advised the Company it would grant its MMR patent substantially as applied for, including its device and process claims. The Company has gained national entry of the patent in France, Germany, Italy, The Netherlands, and the United Kingdom. The Company is still prosecuting the allowance of the patent in Canada. The Company's management believes that future commercialization and growth of nanotechnology may be, in large part, enabled by the manufacturing capability of the Company's materials processor and MMR equipment.

        The Company was incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation, and again changed its name effective July 12, 1999 to MFIC Corporation. From August, 1998 until its sale on February 9, 2004, the Company also operated another division, known as the Morehouse-COWLES Division, which manufactured and sold a broad line of mechanical fluid materials processing systems used for a variety of dispersing, milling, and mixing applications across a variety of industries. The Company's principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464-9101 and its telephone number is (617) 969-5452.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2006. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There has been no change to our critical accounting policies through the quarter ended September 30, 2007. Our critical accounting policies are as follows:

  Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. The customer's purchase obligations are not contingent upon performance of installation services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets.

  Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines for rent by customers. Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statement of operations:

  •
  Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectibility of the accounts such that the amounts reflect estimated net realizable value. If actual uncollectible amounts significantly exceed the estimated allowance, the Company's operating results would be significantly and adversely affected.

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

  •
  Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine. The Company has established a policy for replacing parts that wear out or break prematurely. The policy called for replacing the parts or repairing a machine within one year of the sale. Commencing in May of 2006, the Company altered its warranty by limiting to a period of 90 days its warranty coverage on certain critical wear items. The Company is now selling more advanced processor production systems than past years that may require more costly parts. As of September 30, 2007 the Company has a reserve balance for product warranties in the approximate amount of $58,000, which we believe is adequate.

  •
  Stock-Based Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R (SFAS 123R), "Share-Based Payment," which requires the expense recognition of the estimated fair value of all stock-based payments issued to employees. Prior to the adoption of SFAS 123R, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements.

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

          Expected Term.    For option grants subsequent to the adoption of SFAS 123R, the expected life of stock options granted is based on the simplified method prescribed under SAB 107, "Share-Based Payment." Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term.

          Expected Volatility.    The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option's expected term. We do not believe that the future volatility of our common stock over an option's expected term is likely to differ significantly from the past.

          Expected Dividends.    We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

          Risk-Free Interest Rate.    The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option's expected term on the grant date.

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

Results of Operations

Three Months Ended September 30, 2007 vs. September 30, 2006

  Revenues

        Total revenues for the three months ended September 30, 2007 were approximately $2,311,000, as compared to revenues of $3,553,000 for the comparable prior year period, a decrease of approximately $1,242,000, or 35.0%.

        North American sales for the three months ended September 30, 2007 decreased to approximately $1,293,000, a 34.2.% decrease, as compared to sales of approximately $1,965,000 for the three months ended September 30, 2006. The decrease in North American sales was principally due to a decrease in the sale of spare parts of approximately $436,000. and a decrease in the sale of machines by $235,000.

        Foreign sales were approximately $1,018,000 for the three months ended September 30, 2007, compared to $1,588,000 for the three months ended September 30, 2006, a decrease of $570,000, or 35.9%. The decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $705,000 offset by an increase in the sale of spare parts of approximately $135,000.

        The overall decrease in sales of machines was attributable to a rescheduling of a delivery of an order from a customer (the "Customer") in North America in the amount of $325,000 and a decrease in the sale of machines to significant customers in Asia of approximately $509,000.

        The overall decrease in sales of spare parts was attributable to a rescheduling of deliveries of orders from a customer (the "Customer") that uses our equipment to provide outsourced processing of products for pharmaceutical companies. During the quarter ended June 30, 2007, the Customer notified us of that it was rescheduling the spare parts delivery schedule under an existing supply order due to changes in their production schedule. As a result of this rescheduling, there was a reduction in spare parts purchases by the Customer of approximately $288,000 for the quarter ended September 30, 2007 and lengthened the shipping schedule from its original conclusion date in December, 2007 to a new conclusion date in June, 2008.

  Cost of Sales

        Cost of sales for the three months ended September 30, 2007 was approximately $1,118,000, or 48.4% of revenue, compared to $1,558,000, or 43.9% of revenue, for the comparable prior year period. The decrease in cost of sales in absolute dollars for the three months ended September 30, 2007, reflects the overall decrease in sales.

        The Company's major product lines have different profit margins, as well as multiple profit margins within each product line. The increase in cost of sales as a percentage of sales is primarily attributable to the fixed portion of cost of sales being absorbed over a smaller base of sales, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

  Research and Development Expenses

        Research and development expenses for the three months ended September 30, 2007 were approximately $436,000, compared to $425,000 for the comparable prior year period, an increase of approximately $11,000, or 2.6%. The increase in research and development expenses was primarily due to development costs related to product enhancements of approximately $19,000, occupancy costs of approximately $5,000, partially offset by a decrease of $14,000 in payroll and related costs.

  Selling Expenses

        Selling expenses for the three months ended September 30, 2007 were approximately $840,000, compared to $723,000 for the comparable prior year period, an increase of $117,000, or 16.2%. The increase is primarily attributable to an increase in commission expense of approximately $70,000, a planned increase in payroll and related costs of approximately $40,000, occupancy costs of approximately $16,000, and an increase in travel and entertainment costs of approximately $14,000.

        The significant increase in commission expense results from an increase in the percentage of sales by commissioned direct sales personnel and indirect sales representatives with a decrease in non-commissionable sales, primarily to a major customer and our distributors in Canada and Japan. Commissionable sales were 86% of total sales for the three months ended September 30, 2007, versus 48% for the comparable period in 2006.

  General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 2007, were approximately $784,000 compared to $707,000 for the comparable prior year period, an increase of $77, 000, or 10.9.%.

        The increase in general and administrative expenses is principally due to i) compensation costs, plus related legal fees, of approximately $84,000 related to the resignation as Chairman Emeritus of our former chief executive officer, ii) an increase in recruiting fees of approximately $26,000 incurred in connection with the ongoing search for a chief executive officer, iii) an increase in public relations expense of approximately $20,000, and iv) an increase in consultants fees of $18,000, v) partially offset by a decrease in planned payroll of approximately $32,000, professional fees of $28,000 and corporate expenses of $17,000.

  Interest Income and Expense

        Interest expense for the three months ended September 30, 2007 was approximately $7,000 compared to $9,000 for the comparable prior year period, a decrease of approximately $2,000.

        Interest income for the three months ended September 30, 2007 was approximately $15,000 compared to $10,000 for the comparable prior year period, an increase of $5,000.

  Income Tax Provision

        For the three months ended September 30, 2007, the Company recognized no tax benefit due to the loss from operations. For the three months ended September 30, 2006, the Company recognized a tax provision of $57,000 at the Company's expected annualized effective tax rate of approximately 40%. (See Note 15 to Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2007 vs. September 30, 2006

  Revenues

        Total revenues for the nine months ended September 30, 2007 were approximately $8,670, 000, as compared to revenues of $10,614, 000 for the comparable prior year period, a decrease of approximately $1,944, 000, or 18.3%.

        North American sales for the nine months ended September 30, 2007 decreased to approximately $5,011,000, a 10.2% decrease, as compared to sales of approximately $5,581,000 for the nine months ended September 30, 2006.

        The decrease in North American sales was principally due to a decrease in the sale of parts of approximately $475,000 and a decrease in the sale of machines of approximately $95,000.

        Foreign sales were approximately $3,658,000 for the nine months ended September 30, 2007, compared to $5,033,000 for the nine months ended September 30, 2006, a decrease of $1,375,000, or 27.3%. The decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $1,119, 000, primarily to our customers in Asia, and a decrease in the sale of spare parts of approximately $255,000.

        The overall decrease in sales of spare parts was largely attributable to a rescheduling of the shipment schedule for spare parts under an existing supply order from a customer (the "Customer"). As part of a modification of its spare part supply order the Customer rescheduled shipments under an existing supply order. During the three months ended June, 2007, the Customer notified us that it was rescheduling the spare parts delivery schedule under an existing supply order and lengthening the shipping schedule from its original conclusion date in December 2007 to a new conclusion date in June, 2008.

        As a result, there has been a reduction in spare parts purchases from the Customer of approximately $718,000 for the nine months ended September 30, 2007.

  Cost of Sales

        Cost of sales for the nine months ended September 30, 2007 was approximately $3,765,000, or 43.4% of revenue, compared to $4,806,000, or 45.3% of revenue, for the comparable prior year period. The decrease in cost of sales in absolute dollars for the nine months ended September 30, 2007, reflects the overall decrease in sales. The Company's major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of sales as a percentage of sales is primarily attributable to i) a decrease in sales by our distributors in Canada and Japan who purchase machines and spare parts from the Company at a discount and ii) an increase in the average sales price per unit compared to the nine months ended September 30, 2006.

  Research and Development Expenses

        Research and development expenses for the nine months ended September 30, 2007 were approximately $1,411,000, compared to $1,274,000 for the comparable prior year period, an increase of approximately $137,000, or 10.8%. The increase in research and development expenses was primarily due to i) an increase in development costs related to product enhancements of approximately $70,000, ii) planned increases in payroll and related costs of approximately $66,000, and an increase in consultant costs of approximately $28,000. These increases were partially offset by a reduction in test supplies of approximately $16, 000.

  Selling Expenses

        Selling expenses for the nine months ended September 30, 2007 were approximately $2,649,000, compared to $2,081,000 for the comparable prior year period, an increase of $568,000, or 27.3%.

        The increase is primarily attributable to an increase in commission expense of approximately $238,000, an increase in payroll and related costs of approximately $167,000, an increase in advertising expenses of approximately $47,000, an increase in travel and entertainment costs of approximately $44,000, and an increase in occupancy costs of approximately $26,000. The significant increase in commission expense results from an increase in the sale of machines and spare parts by commissioned direct sales personnel and indirect sales representatives, with a decrease in non-commissionable sales, primarily to a major customer and distributors in Canada and Japan. Commissionable sales were 81.0% of total sales for the nine months ended September 30, 2007, versus 46.0% for the comparable period in 2006.

  General and Administrative Expenses

        General and administrative expenses for the nine months ended September 30, 2007, were approximately $2,267,000, compared to $2,030,000 for the comparable prior year period, an increase of $237,000, or 11.7%.

        The increase in general and administrative expenses is principally due to i) compensation costs, plus related legal fees, of approximately $84,000 related to the resignation as Chairman Emeritus of our former chief executive officer, ii) an increase in consultant fees related to compliance with Sarbanes Oxley of approximately $44,000. iii) an increase in recruiting fees of approximately $58,000 incurred in connection with the ongoing search for a chief executive officer, iv) an increase in public relations costs of approximately $53,000, and v) an increase in corporate expense primarily due to non-cash share based compensation expense of approximately $73,000.

        These increases were partially offset by a decrease in professional fees of approximately $77,000 due primarily to the absence of costs related to filing of a registration statement which were incurred during the three months ended March 31, 2006, and a reduction in the use of outside professionals in conjunction with financial reporting and corporate governance matters.

  Interest Income and Expense

        Interest expense for the nine months ended September 30, 2007 was approximately $15,000 compared to $29,000 for the comparable prior year period, a decrease of approximately $14,000.

        Interest income for the nine months ended September 30, 2007 was approximately $53,000 compared to $31,000 for the comparable prior year period, an increase of $22,000. The increase is due to an increase in cash available for investment, principally from the collection of trade receivables.

  Income Tax Provision

        For the nine months ended September 30, 2007, the Company recognized no tax benefit due to the loss from operations. For the nine months ended September 30, 2006, the Company recognized a tax provision of $120,000 at the Company's expected annualized effective tax rate of approximately 40%. (See Note 15 to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

        As of September 30, 2007, the Company had approximately $1,168,000 in cash and cash equivalents, compared to $1,860,000 as of December 31, 2006. The Company used cash in operating activities of $440,000 and generated $748,000 from operations for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, the Company used cash by a loss from operations, an increase in inventories, and a decrease in current liabilities, partially offset by a decrease in trade accounts receivables.

        For the nine months ended September 30, 2006, the Company generated cash from operations of approximately $748,000 from income from operations and an increase in current liabilities, partially offset by funding of it's increased trade receivables arising from increased sales, and increased inventories required for production.

        The Company used cash of $146,000 and $42,000 for investing activities for the nine months ended September 30, 2007 and 2006, respectively, primarily for the purchase of capital equipment.

        The Company used cash of $106,000 and $120,000 for financing activities for the nine months ended September 30, 2007 and 2006, respectively. Net cash used for financing activities for the nine months ended September 30, 2007 and 2006 were for principal payments on the term loan and capital equipment loans, partially offset by proceeds from the issuance of common stock for options exercised and proceeds from stock issued from the employee stock purchase plan.

        As of September 30, 2007, the Company maintains a revolving credit and term loan agreement (the "Credit Facility") with Banknorth, N.A., providing the Company with a $1,000,000, four-year revolving credit line and a $1,000,000 four-year term loan facility. As of September 30, 2007, there was no balance due under its revolving credit line and a balance of $125,000 under its term loan facility.

        The Company is required to meet two covenants, which are tested annually as of December 31 of any given year, including a covenant whereby the Company's debt service coverage ratio may not be less than 1.20 to 1 (the "Debt Service Coverage Covenant"). At December 31, 2006, the Company was in compliance with the debt covenants.

        As of the date of this report, the Company does not expect that it will be in compliance with the Debt Service Coverage Covenant of its Credit Facility as of December 31, 2007, based on the current quarter's operating loss and the Company's financial forecast for the fourth quarter. Since the Company does not expect to be in compliance with the Debt Service Coverage Covenant, the Company has notified the Lender in anticipation of its request for a waiver of the anticipated default as of December 31, 2007. There can be no assurance that the Lender will provide the Company a waiver of the anticipated default of the Debt Service Coverage Covenant. If the Lender does not provide the Company a waiver of default of the Debt Service Coverage Covenant as of December 31, 2007, the Lender could demand payment of any balances outstanding as of the demand date and terminate the Credit Facility if such default were not cured in accordance with the terms of the Credit Facility. Although the Company believes it would have sufficient cash to repay any outstanding obligations owed on the Credit Facility, any failure of the Company to obtain a waiver, or to cure such default if a waiver were not obtained, could have a material adverse effect on the Company's financial position.

        In addition, the Company has incurred operating losses over the past 3 consecutive quarters, including net losses of $859,000 and $1,384,000 during the three and nine months ended September 30, 2007, respectively. If the Company continues to incur losses and its access to funding from its Credit Facility were restricted, management believes it would be able to modify its business plan and operations and implement cost containment measures, which, combined with its available cash of $1,168,000 as of September 30, 2007, would provide the necessary working capital to fund its operations for the next 12 months.

        The Company's contractual obligations as of September 30, 2007 are as follows:

(in thousands)	Total as of September 30, 2007	Payable During Remainder of 2007	Payable in 2008	Payable in 2009
Term note	$125	$63	$62	$—
Operating leases	1,009	105	452	452
Capital leases	5	3	2	—

	$1,139	$171	$516	$452

        As of September 30, 2007, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company's fixed rate debt is not exposed to cash flow or interest rate changes but it is exposed to fair market value changes in the event of refinancing this fixed rate debt.

        The Company has approximately $5,000 of variable rate borrowings outstanding under an equipment loan. A hypothetical 10% adverse change in interest rates for this variable rate debt would have no material effect on the Company's earnings and cash flows on a quarterly basis.

Item 4.    Controls and Procedures

        The Company's management, including the President and Chief Operating Officer and Controller, conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2007.

        Based on this evaluation, the President and Controller have concluded that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange

Act of 1934: a) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and b) is accumulated and communicated to the Company's Management, including the President and Chief Operating Officer and Controller, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is not a party to any material legal proceedings.

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed. In that case the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we may face. We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to regulatory risks and clinical uncertainties. Such statements are based on management's current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements. For further information you are encouraged to review MFIC Corporation's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the period ended December 31, 2006. The Company assumes no continuing obligation to update the information contained in this filing.

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

        Our future success will depend in large part on the Company's ability to maintain a technologically superior product line. Rapid technological development by the Company or others may result in our products or technologies becoming obsolete before the Company recovers the expenses the Company incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective technologies. There can be no assurance that the Company will be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

  We rely on suppliers, vendors and subcontractors.

        The Company does not manufacture most of the components contained in its Microfluidizer materials processor equipment but rather subcontracts the manufacture of most components. Based on quality, price, and performance, the Company has selected certain suppliers, vendors, and subcontractors that provide parts, subassemblies, machining and finishing of components that are assembled by the Company's production staff. Although the Company has identified alternate sources for such parts, components, machining and finishing, there can be no assurance that a transition to such alternative sources would not entail quality assurance and quality control difficulties, on-time delivery problems, or other transitional problems, any or all of which could have an impact on the

Company's production of equipment and could have a material adverse effect on the Company's business, financial condition, or results of operations.

        Our customer base is concentrated, and a substantial portion of our sales are provided by just three customers.

        Three customers accounted for an aggregate of 18.3% of the Company's revenues for the nine months ended September 30, 2007. Historically, our largest single customer has been the Japanese distributor of our Microfluidizer processor equipment and spare parts, which accounted for 5.2% of our revenues for the nine months ended September 30, 2007 and 12.4% of our revenues for the nine months ended September 30, 2006. Our next historically largest customer accounted for 8.2% of our revenues for the nine months ended September 30, 2007, and 16.3% of our revenues for the nine months ended September 30, 2006. A third customer is a distributor in Canada who accounted for 1.6% of our revenues for the nine months ended September 30, 2007 and 10.1% of our revenues for the nine months ended September 30, 2006.

        During the quarter ended June 30, 2007, a customer (the "Customer") that uses our equipment to provide outsourced processing of products for pharmaceutical companies notified us of the discontinuation of certain services for one of its pharmaceutical customers. As a result, there was a reduction in spare parts purchases from the Customer of approximately $718,000 for the nine months ended September 30, 2007. Although we are unaware of any plans by any other customers to reduce their business with us, the loss of any one or more of these customers, or the loss of business by customers using our equipment to provide outsourced processing services for their customers, would be highly problematic for us, and would likely cause a material change in our near-term, and possibly long-term, financial prospects. In addition, a reduction or delay in orders from any of these customers could have a material adverse effect on the Company's results of operations.

        As of September 30, 2007, 14.8% and 5.3% of the Company's trade accounts receivable were due from two customers, respectively, both of which are long-established customers of the Company and neither of which have presented credit issues in the past. Nevertheless, if either or both of these customers were to default on their obligations to us such default would likely cause a material change in our near-term, and possibly long-term, financial prospects.

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

        The Company's Microfluidizer processor equipment method patent expired on March 13, 2007 and its device patent expired on August 6, 2002. In addition, the Company has neither sought patent protection for its Microfluidizer interaction chamber nor trademark protection of its Microfluidizer trade name in any country other than the United States. As such, its proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where the Company's equipment is sold. Although the Company has made many alterations, improvements and advances to its equipment over the years and continues to make such advancements with such modification and innovations having been and being treated by the Company as trade secrets, the lack or limited nature of our patent protections will expose the Company to potential competition that would likely have a material adverse effect on the Company.

        In order to afford additional protection to its intellectual property, in November 2006 the Company adopted a provision as part of its standard terms and conditions of purchase. Such provision is an acknowledgement and agreement by a purchaser of the Company's merchandise and equipment (the "Equipment") that certain proprietary intellectual property of the Company, including the design, operation and use of the Equipment's interaction chamber or reaction chamber constitutes the Company's trade secret information (the "Trade Secret Information"). Such purchaser agrees that it will not (and will not aid, assist or permit any other person to): (i) tamper with the Equipment, (ii) utilize imaging equipment or other means to reveal the inner structures and/or designs of the Equipment, (iii) attempt to disassemble or reverse engineer the Equipment, including specifically the interaction or reaction chamber, or (iv) otherwise attempt to discover and/or utilize any of the Trade Secret Information. A purchaser is further prohibited from disclosing (or aiding, assisting or permitting third parties to disclose) any information which the purchaser may learn or discover about the materials and methods of construction, design, assembly, functioning, geometries, measurements and tolerances of the internal components of the Equipment. In the event of a violation of any of the above prohibitions, the purchaser has stipulated that it is liable to the Company and/or its subsidiary, Microfluidics Corporation, for any and all actual and potential, direct and indirect, incidental and consequential damages, including, without limitation, resulting lost profits, and all available equitable relief. The Company has made such provision applicable to purchasers, renters and subsidized users of the Equipment ("Users"). Despite the protection afforded by such provision, there can be no assurance that the Company will be able to monitor compliance by all Users or that if the Company becomes aware of a violation that it will be able to enforce its rights regarding such violation.

        To protect its other proprietary rights, the Company relies on a combination of trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of a breach of these protections, there can be no assurance that these measures will prove to have been adequate to protect the Company's interests, or that the Company will have sufficient resources to prosecute or prevail in an action against a third party. The Company maintains confidentiality and non-competition agreements with those parties to whom it discloses non-public technical information relating to its equipment. The Company believes that enforcement of the provisions of such agreements should adequately protect the Company's proprietary information. However, in the event of a material breach of such agreements, certain of the Company's valuable intellectual property may be disclosed to third parties (including competitors). In such event, despite provisions for equitable relief and damages in the event of such breaches, the Company may suffer competitively and be materially and negatively impacted as a result of such unauthorized disclosure.

  We must continue our research and development efforts to maintain our competitiveness.

        The Company's research and development efforts are focused on: (i) developing new processing applications for the process industries and further enhancing the functionality, reliability and performance of existing products, and development of new equipment models, and (ii) development of the Microfluidics Reaction Technology (MRT) and Multiple-Stream High Pressure Mixer/Reactor (MMR) by: (a) working with customers who assist in the development of the system with both application knowledge and financial support, and (b) internal development program relating to interaction chamber design and creation of a variety nanomaterials. There can be no assurance that the Company will be able to meet the enhancement challenges posed by applications of its core Microfluidizer processor business. Likewise there can be no assurance that the Company will be able to design and manufacture systems for its MMR applications that will deliver the desired result for specific applications. The inability to meet the enhancement challenges or design and manufacture systems for its MMR applications may have a material adverse effect on the Company.

        Our ability to continue planned operations is dependent upon access to financing under a credit facility with our commercial lender.

        The Company's credit facility is comprised of a revolving line of credit in the maximum principal amount of $1,000,000 and a term loan note in a face amount of $1,000,000 (the "Credit Facility") under which the Company currently owed approximately $125,000 at September 30, 2007. Under the terms of the Credit Facility, the Company is subject to a number of restrictions that impact the Company's use of funds. The Company is limited in ability to acquire property and pay dividends, and it must maintain certain financial covenants as defined. The Company's ability to operate is potentially impacted by the Company's ability to achieve future compliance with the financial covenants of the Credit Facility. The obligations due the lender are essentially demand obligations and under certain circumstances, including the lender's determination that the Company's prospect of payment of all or any part of the obligations due the lender are impaired, the lender may declare a default and accelerate payment of the obligations. Loans under the Credit Facility are secured by a collateral pledge to the lender of substantially all the assets of the Company and its subsidiary. In the event of a breach of the covenants or events of default under the Credit Facility there can be no assurance that the Company can obtain a waiver of such breach or default from its lender. Likewise, in the event of that the Company cannot effect a cure or obtain a waiver of a breach or default under the Credit Facility there can be no assurance either that the lender will not terminate the Credit Facility or that the Company will be able to obtain alternate financing, or that it can obtain alternate financing on terms that are favorable to the Company. Either event could have a material adverse effect on the Company's business, financial condition, or results of operations.

        The Company is required to meet two covenants, which are tested annually as of December 31 of any given year, including a covenant whereby the Company's debt service coverage ratio may not be less than 1.20 to 1 (the "Debt Service Coverage Covenant"). At December 31, 2006, the Company was in compliance with the debt covenants. As of the date of this report, the Company does not expect that it will be in compliance with the Debt Service Coverage Covenant of its Credit Facility with the lender as of December 31, 2007, based on the current quarter's operating loss and the Company's forecast for the fourth quarter. Since the Company does not expect to be in compliance with the Debt Service Coverage Covenant, the Company has notified the lender in anticipation of its request for a waiver of the anticipated default as of December 31, 2007. There can be no assurance that the lender will provide the Company a waiver of the anticipated default of the Debt Service Coverage Covenant. If the lender does not provide the Company a waiver of the default under the Debt Service Coverage Covenant as of December 31, 2007, the lender could demand payment of any balances outstanding as of the demand date and terminate the Credit Facility if such default were not cured in accordance with the terms of the Credit Facility. Although the Company believes it would have sufficient cash to repay any outstanding obligations owed on the Credit Facility, and to continue to operate the business per its financial forecast for the next twelve months, any failure of the Company to obtain a waiver, or to cure such default if a waiver were not obtained, could have a material adverse effect on the Company's financial position.

        We may be subjected to increased government regulation which could affect our ability to sell our products outside of the United States.

        Although the Company has not historically been significantly affected by any United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or federal regulation, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales. The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups. There can be no assurance that sale of the Company's equipment will not be impacted by any such legislation or designation. Depending upon which countries and sales may be designated for trade restriction such action could have a material adverse effect on the Company's business, financial condition, or results of operations. Also, certain agreements that may be entered into by the Company involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

  We rely on our key management and technical personnel.

        The Company's continued operation, innovation and growth are to some significant degree reliant on the continued services of its key executive officers and leading technical personnel. While the Company entered into employment contracts with its executive officers on April 26, 2007, the Company does not maintain employment contracts with its other members of key management or with its leading technical personnel. There can be no assurance that the Company will be able to retain such key management and technical personnel if employment is offered by other companies better able to pay higher compensation, provide more and better benefits, or willing to offer longer term job security by entering into employment contracts with the Company's employees, whether or not they currently have employment agreements with the Company. Further, there can be no assurance that key executive officers and leading technical personnel will not leave the Company's employment, or either die or become disabled to an extent that they cannot render their services to the Company. On April 6, 2007, Mr. Irwin Gruverman resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Following Mr. Gruverman's resignation, the Company commenced a search to fill the vacated Chief Executive Officer position. Though the Company believes that it can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management, including a new Chief Executive Officer, and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel. The loss of key management or leading technical personnel could, therefore, have a material adverse effect on the Company's business, financial condition, or results of operations.

  Our stock is listed on the OTC Bulletin Board and our stockholders may have limited liquidity.

        The Company's common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchanges or The Nasdaq Stock Market LLC). In general, over the past two years, fewer than 100,000 shares of our common stock have traded on a daily basis. Management expects, when and if the Company qualifies, to seek a listing on a national securities exchange, which may increase stockholders liquidity. There is uncertainty that the Company will ever be accepted for a listing on a securities exchange.

  Our quarterly revenues and stock performance are variable.

        The timing of orders and subsequent shipment will significantly affect quarterly revenues and resulting net income results for particular quarters which may cause increased volatility in both the Company's revenues and stock price.

  We allow our customers to lease some of our products and those leases may not turn into sales.

        We sometimes lease our products to our customers prior to or instead of selling a product to a customer. The Company's products are expensive, and customers frequently want to test out a product's capabilities prior to purchase. We have had reasonable success in converting leases into subsequent sales of the same or a newer product, however there is no guarantee that we will continue to be able to convert any of our leases into sales.

        We may be subject to product liability claims from our customers or by persons harmed by our customers' products.

        The Company maintains what it deems to be reasonable levels of product liability coverage through insurance policies with a reasonably small deductible. Nonetheless, inasmuch as the Company sells its equipment to a number of customers who make products such as pharmaceutical preparations, food additives, and consumer cosmetics, there can be no assurance that if a consumer of end products is injured or dies from such product that a suit by an injured party (or a class of similar situated plaintiffs) will not sue the Company as well as the maker of the drug, food additive, or cosmetic. Although the Company may have no control over the manufacture of end-products made on its equipments, it may not be able to bar a plaintiff's claims against all parties whose products and equipment were in involved in the manufacturing process under a variety of legal theories of liability. The Company may be required to present a vigorous and costly defense if it cannot be dismissed from such an action. The cost of such legal defense may significantly impact the cash flow of the Company.

  Our international business operations expose us to a variety of risks.

        Shipments outside of North America accounted for approximately 44.1% and 44.7% of our net revenues for the three months ended September 30, 2007 and 2006, respectively; and 42.2% and 47.4% of our net revenues for the nine months ended September 30, 2007 and 2006, respectively. Of the shipments outside of North America, 4.7.% and 6.6% of our net revenues resulted from sales to Japan in the three months ended September 30, 2007 and 2006, respectively; 5.2% and 12.4% of our net revenues resulted from sales to Japan in the nine months ended September 30, 2007 and 2006, respectively. Sales to Korea accounted for 2.8% and 12.1% of our net revenues in the three months ended September 30, 2007 and 2006, respectively; and 4.8% and 9.4% of our net revenues in the nine months ended September 30, 2007 and 2006, respectively.

        Sales to Europe accounted for 18.6% and 22.3% of our net revenues in the three months ended September 30, 2007 and 2006, respectively; and 23.5% and 21.3% of our net revenues in the nine months ended September 30, 2007 and 2006, respectively. We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on a company's internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company's internal controls over financial reporting. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of a company's internal controls over financial reporting. We intend to expend resources in developing the necessary documentation and testing procedures required by Section 404. Going forward, there is a risk that we will not comply with all of the requirements imposed by Section 404. If the Company fails to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements, which could cause the market price of the Company's common stock to decline and make it more difficult for the Company to finance its operations. Under current rules, the Company is required to comply with certain requirements of Section 404 by its first fiscal year ending on or after December 15, 2007.

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

        None

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
Dennis P. Riordan Controller

Dated: November 13, 2007

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MFIC CORPORATION Condensed Consolidated Balance Sheets (Unaudited—in thousands, except per share amounts)
MFIC CORPORATION Condensed Consolidated Statements of Operations (Unaudited—in thousands, except per share amounts)
MFIC CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited—in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES