Form 10-K
period 2007-12-31
MFIC CORP
filed 2008-03-21
CIK 723889

Use these links to rapidly review the document
MFIC CORPORATION TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        As of March 7, 2008, and June 30, 2007, 10,517,175 and 10,183,746 shares, respectively, of the registrant's Common Stock were outstanding, and the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $9,303,266 and $12,846,009, respectively, based on the last sale price as reported by the Over-the-Counter Bulletin Board on each such date.

MFIC CORPORATION

TABLE OF CONTENTS

PART I

Item 1.    Business

Company Overview

        References herein to "we", "us", or "the Company" are to MFIC Corporation.

        We have, for over 20 years, specialized in manufacturing and marketing a broad line of materials processing systems, more specifically known as high shear fluid processing systems, which are systems used in numerous applications in the chemical, pharmaceutical, biotech, food and cosmetics industries.

        Our line of high shear fluid processor equipment, marketed under our Microfluidizer® trademark and trade name, process premixed formulations to produce small, uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions. The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products.

        Additionally, our equipment is used for cell disruption to harvest the cultivated contents of bacterial yeast, mammalian and /or plant cells and for liposomal encapsulation of materials for the cosmetics and biotech/biopharma industries.

        We continue our efforts to commercialize our proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials ("Microfluidics Reaction Technology" or "MRT"). We have undertaken commercialization efforts for our patented Multiple Stream Mixer/Reactor (MMR), which is a high pressure multiple stream mixer/reactor.

        In May 2007, we submitted a paper and presented a poster for a new product at the Nano Science and Technology Institute (NSTI) Nanotech 2007 Meeting. The presentation introduced a variant of our Microfluidics Reaction Technology, the Co-Reactor process and technology (Co-Reactor). The Co-Reactor utilizes our Microfluidizer processor equipped with a co-axial feed to, among other processes, advance the manufacturing nanosuspensions from the bottom up by chemical reactions or physical processes such as crystallization. It has been demonstrated for a variety of drugs using solvent and anti-solvent crystallization. We anticipate commercialization and introduction of Co-Reactor technology and equipment in late 2008. (See "Microfluidics Reaction Technology (MRT)" on pages 2 and 5 below).

        The technology embodied within our Microfluidizer high shear fluid processor is used for formulation of products that are normally very difficult to mix and stabilize. Microfluidizer processors through process intensification allow manufacturers in the chemical, pharmaceutical, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending, mixing or homogenizing techniques. Further, we guarantee scale up of formulations and results on our processor equipment from flow rates as low as 100 to 200 milliliters per minute on our laboratory and bench top models to more than 15 gallons per minute on our production models.

        Additionally, the equipment is used for cell disruption to harvest the cultivated contents of bacterial, yeast, mammalian and/or plant cells and for liposomal encapsulation of materials for the cosmetics and biotech/biopharma industries.

        Our management believes that future commercialization and growth of nanotechnology may be, in large part, enabled by the manufacturing capability of our processing equipment and our Microfluidics Reaction Technology which is discussed below in more detail.

        We were incorporated in Delaware in 1983. The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation, and again changed its name effective July 12, 1999 to MFIC Corporation. We also operated another division, known as the Morehouse-COWLES Division, ("the Division"), from August, 1998 until February 4, 2004, which manufactured and sold a broad line of mechanical fluid materials processing systems used for a variety of dispersing, milling, and mixing applications across a variety of industries. (See "Former Company Business Division", below for additional discussion on the Division). Our principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464 and our telephone number is (617) 969-5452.

Technologies

        Fluid Processing Equipment.    Our Microfluidizer high shear fluid processing equipment is based on patents and related technology that were licensed by us from Arthur D. Little & Co. in 1983 and subsequently purchased by us in 1985.

        Microfluidizer high shear fluid processors differ from conventional mechanical mixing and processing technologies in that our equipment utilizes highly pressurized liquid product streams that travel at high velocities in precisely defined microchannels producing high shear forces. In some configurations the liquid streams collide at ultra-high velocities in a small, confined space producing high forces of impact. There are no moving parts in this mixing and collision zone ("fixed geometry").

        Combined forces of shear and/or impact in the fixed geometry design act upon products to cause deagglomeration and particle size reduction. These forces result in what we believe are smaller, more uniform, highly stable, and reproducible dispersions and emulsions than can be produced by any other means. Microfluidizer processors also differ from conventional mixing and homogenization equipment in that Microfluidizer processors permit a linear scale up from milliliters per minute to gallons per minute with no basic change in product formulation or equipment design and engineering.

        The formulations processed may be liquid/liquid or liquid/solid combinations. This particle size reduction through shear and other forces is achieved through what we refer to as a "top down" process in which large structures are reduced to far smaller and uniform size to exhibit and enhanced product characteristics and performance.

        Microfluidics Reaction Technology (MRT)

        MMR—In recent years, we patented and attempted to commercialize our Multiple Stream Mixer Reactor (MMR), a device and technology that utilizes Microfluidics' impinging jet technology for very fast chemical and physical reactions on a continuous basis. A limitation of such system is a one-to-one component mixing ratio and some lack of control of residence time of reactants.

        Co-Reactor—In 2007, we presented data and a poster illustrating a special co-axially fed Microfluidizer processor that is able to use varying ratio of reactants and exhibit more control over residence times. This Microfluidics Co-Reactor is better suited to moderate and slower speed chemical reactions and physical reactions conducted on a continuous basis, such as crystallization. (See Microfluidics Reaction Technology below for additional discussion on MRT)

Commercial Applications

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

        Emulsions are homogenous mixtures of oil and water components (or other normally immiscible components), which, if mixed properly, do not readily separate. Emulsions comprise many products, such as food additives, medicines (including injectable drugs), photographic films, and polymers. We believe that normally an emulsion processed with Microfluidizer processor equipment will exhibit improved stability and require reduced concentrations of costly emulsifying agents that are otherwise needed to create and/or maintain product stability.

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

        Liposomes are cell-like structures, formed from materials such as cholesterol and lecithin, which can be used to encapsulate medications or nutrients. Pharmaceutical and cosmetic manufacturers use liposomes as a delivery system to target active ingredients for specific anatomical sites and to prolong their efficacy. To date, liposomes have been used commercially in two predominant applications: medical diagnostic agents and cosmetics. Applications include the encapsulation of dye to be used as a marker in medical diagnostic tests and the encapsulation of ingredients for deeper skin penetration, or time-release control, as well as pharmaceutical, food and specialized agricultural applications.

        In the biotechnology industry, Microfluidizer processor equipment is currently used to harvest, by cell rupture, protein grown in bacteria, plant or mammalian cells. The controlled forces of shear produced by Microfluidizer processor equipment allow the cell wall to be ruptured without damage to, or contamination of, the cell contents. The Microfluidizer processor equipment eliminates grinding media contamination, thus minimizing downstream processing requirements.

        Microfluidizer processor equipment is generally used in commercial applications where a scientist, formulator or chemist is trying to develop or improve a product formulation for a high value-added end product. We believe that our laboratory equipment uniquely facilitates modern formulation development and production capability. Microfluidizer processor equipment is initially employed in a research laboratory, with the equipment subsequently being used in scale-up to pilot scale production of new or improved products, and ultimately, for production scale volumes as the improved product comes to market. From laboratory to production, we guarantee scale-up of formulations and results on our equipment from 10 milliliters per minute on our laboratory and bench top models up to more than 15 gallons per minute on our large production models.

        We currently manufacture and market the following lines of equipment:

        Pneumatic Laboratory Machines

          The HC Series.    The HC Series, also known as "Homogenizers," is a laboratory-scale series of equipment that is intended to impart moderate levels of energy into a customer's product with greater flow rates than the more energy intensive Microfluidizer processor devices. Operating pressures of products in our HC Series can range from 250 psi to as high as 8,000 psi, and will process as much as two liters of fluid per minute.

          The M-110 Series.    The M-110 Series is a laboratory product line that is designed primarily for research and development applications. Standard pneumatic (air-driven) models can generate pressures as high as 23,000 psi and have a product flow rate on the order of one-half liter per minute.

        Electro-Hydraulic Laboratory Machines

          The M-110P was introduced in September 2007. It is a "plug and play" electro hydraulic machine that incorporates a 2 HP single phase motor 110v (or 220v). It requires an electrical supply of a 20 amp household type receptacle and can achieve process pressures of 30,000 psi with an average flow rate of 120 ml/min. It is a table top model that is air cooled and requires no cooling water for the hydraulic system. It incorporates proximity switches in place of air switches thus requiring no compressed air. It comes equipped with numerous standard features including ceramic plunger and diamond interaction chamber.

          The M-110EH includes an on-board electric-hydraulic pump system for high performance "lab scale" micro-mixing at processing pressures up to 30,000 psi and flow rates up to 320 ml/min. The M-110EH requires three phase 60Hz 208/230/460V electrical supply. It has numerous standard features including a ceramic plunger, diamond interaction chamber, and options including explosion-proof motor, and steam sterilization.

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

          The M-210 Series.    The M-210 Series is a legacy pilot production unit and is primarily marketed to pharmaceutical, cosmetic and food product manufacturers who have successfully created a new or improved formulation on the M-110 Series unit and would like to increase their production capacity. The M-210 Series unit is typically used for testing formulations at greater volume levels before initiating full-scale production. For some customers (such as biotechnology and pharmaceutical product manufacturers), the M-210 Series may have the capacity to function as a production unit.

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

          Because of the market demands from the pharmaceutical, biotech and cosmetic industries, the M-700 product line was upgraded to all stainless steel construction to conform to the U.S. Food and Drug Administration's current Good Manufacturing Practices (cGMP) requirements. (See discussion below under heading "Government Regulation"). We also offer steam in place (SIP) and ultra clean in place (UCIP) sterilization options on the M-700 Series. In addition, we recently completed the design of six standardized configurations to our M-700 Series equipment to meet the additional market demands from the pharmaceutical and biotech industries.

          The M-700 Series equipment is available in a variety of configurations and flow rates depending upon motor size and the number of intensifier pumps. The M-700 series equipment can achieve operating pressures up to 40,000 psi. On the low end of the spectrum is the 15 HP, single intensifier pump M-7115 machine with flow rates ranging from 0.9 gpm at 10,000 psi to 0.4 gpm at

  30,000 psi. The next size up is the 25 HP, single intensifier pump, M-7125 machine with flow rates ranging from 2.3 gallons per minute ("gpm") at 10,000 psi to 0.6 gpm at 30,000 psi. The largest offering of the M-700 series product line is the 50 HP, dual intensifier pump M-7250 machine with flow rates ranging from 4.0 gpm at 10,000 psi to 1.2 gpm at 30,000 psi. The M-7250 machine is available with a recently introduced "constant pressure" option in which operating pressure is maintained to within 5% of peak operating pressure resulting in lengthened component life, reduced operating costs, and quieter operation.

          In September 2003, we introduced a new addition to the M-700 series product line, the Model M-710. The Model M-710 machine is equipped with a 100 HP, dual intensifier pump, with flow rates ranging from 15 gpm at 5,000 psi to 3.0 gpm at 30,000 psi. The Model M-710 has the equivalent throughput of the larger and more expensive M-610-100 HP model.

          Additionally, between 2003 and 2005 we introduced several new options and equipment features to the M-700 series product offerings including:

            (i.)   The M-700 Microfluidizer Containment System, which provides a hermetically sealed stainless steel containment isolator that fully encloses the Microfluidizer processor's high-pressure processing area and is utilized for the safety protection of personnel engaged in the processing of highly toxic cancer therapeutic drugs and other hazardous and potent materials.

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

            (v.)  "Constant Pressure" control option is now an available feature that eliminates virtually all process pressure variations which dramatically decreases the wear and fatigue on all M-7250 machines, while requiring fewer cycles or passes on the equipment to archive a given result.

          The M-610 Series.    The M-610 Series are legacy systems that consist of custom-built models used for large-scale production. These units have flow rates of up to 18 gallons per minute and generate operating pressures up to 40,000 psi. Generally, these models are available in 100 HP and 200 HP.

          Microfluidics Reaction Technology (MRT).

          We have introduced a patented Multiple Stream High Pressure Mixer Reactor (MMR) system as a continuous chemical reactor, which we believe may become a standard device for conducting high speed chemical reactions, many of which can be configured to produce nanoparticles. This system produces uniform nanoparticles on a continuous (versus batch) basis with phase purity previously unachievable with conventional batch reaction technology. This degree of reaction chemistry control can lead to cost-effective product improvements and the development and manufacture of new nanomaterials in scalable quantities. Applications for the new technology include improving the performance of catalysts, planarization polishing media, superconductors, abrasive silica, recording media, photographic media and pigments. It also may be used in the development and production of unique pharmaceutical products as well as the conversion of existing insoluble drugs to nanosuspension forms which are then deliverable by conventional means and with high bioavailability. This system is constrained by its one-to-one component mixing ratio and some lack of control of residence time of reactants.

          To cover a broad range of applications, we have expanded our existing patented MMR technology that utilizes our impinging jet technology with a fixed component feed ratio of one to one for very fast reactions. A newer novel process and device is a proprietary coaxially fed reactor for moderate and slower speed reaction and those that require differential ratios of component feed stocks (our Co-Reactor). Our Co-Reactor approach introduces the multiple reactant streams coaxially, rather than by impingement and in selected differing ratios, which allows the predetermined residence time for slower reactions.

          A recent breakthrough has allowed the design of our Co-Reactor, a modified, coaxially fed Microfluidizer with capabilities to handle most continuous reaction applications. This simpler equipment design is expected to result in a lower cost yet more flexible system which should accelerate interest in MRT systems.

          It has been reported to the scientific community that our Co-Reactor can create high purity nano-particles to sizes not achievable with conventional particle size reduction methods, including our own Microfluidizer processors. Conventional processors, such as wet-milling, high pressure homogenization, micronization, and other techniques are considered to be "top down" methods that mechanically reduce particle sizes. Most often these "top-down" processes cannot produce enough energy to break through nature's barrier to reduce particles smaller than the primary crystal size which varies with each material of interest. This limitation is a roadblock that prevents a growing number of critical formulations from becoming available to the marketplace.

          Use of our Co-Reactor, through chemical and physical processes (such as crystallization), utilizes a proprietary "bottoms up" approach to produce high purity nanoparticles the size of which are not achievable with any known "top down" conventional formulation methods. The technology introduces uniform mixing in the nanometer scale of species that are present in the chemical or physical processes which enables nanoparticles to be formed and the rates of the processes to be expedited.

          Data supporting the significance of Microfluidics Co-Reactor Technology and its role in achieving crystallization of hydrophobic drugs was presented during a poster presentation at the Nano Science and Technology Institute (NSTI) Nanotech 2007 Conference on May 22, 2007.

          We are proceeding with projects involving other companies seeking to optimize or enable drug delivery, catalysts and coatings products, as well as an internal program on nanopolymer creation for drug delivery and other applications. While we cannot accurately assess or anticipate either the timing of receipt of an order or the delivery of our first Co-Reactor laboratory development system, we believe that such event will occur in the foreseeable future. We believe that the MRT system and technologies will make us a leader in the provision of systems for continuous production of uniform, reproducible, microparticles, nanoparticles and nanodroplets involving fast chemical reactions, crystallization and other reactions.

          Both reactors (MMR & Co-Reactor) and processes now fall under the umbrella of Microfluidics Reaction Technology.

Former Company Business Division

        Morehouse-COWLES Division.    On February 9, 2004, pursuant to an Asset Purchase Agreement dated February 5, 2004 between the Company and a wholly owned subsidiary of NuSil Corporation, a California corporation (NuSil), we sold substantially all of the assets and selected liabilities of our Morehouse-COWLES Division (the Division), to NuSil. Other than NuSil's prior purchases of products from the Division, there were no preexisting relationships between us and NuSil.

        Prior to February 9, 2004, the Company-operated Division manufactured grinding and dispersing equipment used in a broad number of industries including the coatings and ink industries. The products included high-speed single and multi-shaft dissolvers and dispersers, stone mills, and vertical and horizontal media mills. As one of the early inventors of dispersers, dissolvers, stone mills, and media mills, the one hundred-year-old COWLES name is an industry-accepted symbol of quality, reliable products. The Division manufactures products that are generally used for blending, mixing, deagglomeration and dispersion of paints and coatings, inks, adhesives, sealants, and pigment dispersions. These applications are more conventional whereby the formulations are less expensive to produce and the volumes of product produced are large. The Division product lines are used in broader, high volume, lower value-added applications requiring less stringent particle size reduction.

Marketing and Sales

        Our marketing and sales activities are conducted through a corporate marketing and sales group that is responsible for the worldwide marketing and sales of all products.

        Marketing programs include media advertising, a website, direct mail, seminars, trade shows and telemarketing. In addition, we have an active program of field demonstrations. As an aid to the marketing and sales activity for the equipment, we provide prospective customers with access to our applications laboratories. These laboratories, located in Newton, Massachusetts, Irvine, California, and Lampertheim, Germany, provide free processing and particle size and distribution analysis of a prospective customer's sample formulation. Additionally, a prospective customer may pay for subsequent laboratory time and services on a fee for services basis. Typically, about one third of such laboratory trials result in equipment orders within twelve months. Finally, we have an active domestic and foreign equipment rental program designed to allow customers to use Microfluidizer processor equipment at their own locations to experiment with and develop product formulations and processes. A rental period may last from weeks to several months. We have a rental pool of equipment to service the needs of customers, including laboratory and pilot production machines. A significant percentage of customers who rent our equipment elect to purchase the rental equipment or to purchase new equipment. For our policies on product warranties, see "Critical Accounting Policies—Product Warranties" under Item 7 of Part II.

        Distributors and sales agents worldwide are supported with trade advertising, collateral literature and trade show materials. The distributors and sales agents also advertise directly on their own behalf and attend regional and international trade shows.

        We sell our equipment in the United States, Central and South America, Mexico and Canada through a network of independent manufacturers' representative firms that are managed by our regional sales managers. In Europe, we sell our equipment through a network of independent regional sales agents who are managed by our European Sales organization. In Asia and the Pacific Rim, we sell through a network consisting of a distributor and independent manufacturer's representative firms. Customers in other geographical regions are assisted directly by our sales staff. In November 2005, we appointed a vice-president of sales and marketing, who oversees all regional sales managers, independent manufacturers' representatives, and distributors.

Customers

        The users of our systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries. One company accounted for 7.2% of 2007 revenues, while another company accounted for 15.2% of 2006 revenues. Two companies each accounted for more than 10% of 2005 revenues. Mizuho Industrial Co. Ltd. (Mizuho), who is one of our distributors, and one customer, Teva Pharmaceuticals Industries Ltd., and its wholly-owned subsidiary, accounted for 4.3% and 7.2%, respectively, of our revenues in 2007; 9.2% and 15.2%, respectively, in 2006; and 19.5% and 18.9%, respectively, in 2005. Mizuho, our Japanese distributor of Microfluidizer processor equipment and spare parts, resells our equipment to numerous end-users in Japan, none of which individually represents 10% or more of our revenues. As of December 31, 2007, two customers accounted for 12.9% and 9.7% of the trade accounts receivable, respectively. As of December 31, 2006, two customers accounted for 14.4% and 13.6% of the trade accounts receivable, respectively. As of December 31, 2005, two customers accounted for 10.8% and 10.7% of the trade accounts receivable, respectively. A reduction or delay in orders from any of our significant customers could have a material adverse effect on our results of operations.

        We sell our products in various countries. Our revenues from sales in the United States accounted for approximately $7,707,000 in 2007; $7,418,000 in 2006; and $5,658,000 in 2005. Sales to the rest of the world accounted for revenues of approximately $5,285,000 in 2007; $8,236,000 in 2006, and $5,987,000 in 2005. Our revenues from sales in Japan accounted for approximately $553,000 in 2007; $1,439,000 in 2006; and $2,270,000 in 2005. Our revenues from sales in Korea accounted for approximately $1,129,000 in 2007; $1,494,000 in 2006; and $1,409,000 in 2005. Our revenues from sales in Canada accounted for approximately $141,000 in 2007; $1,218,000 in 2006 and $370,000 in 2005. Long-lived assets for the years ended 2007, 2006, and 2005 are located in the United States. Our sales in North America, including the United States, Canada and Mexico, accounted for approximately 60.4% of our revenues in 2007; 55.2% of our revenues in 2006; and 51.8% of our revenues in 2005; with almost all of those sales coming from the United States and Canada. Sales to the rest of the world accounted for approximately 39.6% of our revenues in 2007; 44.8% of our revenues in 2006; and 48.2% of our revenues in 2005. Sales through our exclusive distributors in Japan accounted for approximately 4.3% of our revenues in 2007; 9.2% of our revenues in 2006; and 19.5% of our revenues in 2005. Sales through our representative in Korea accounted for approximately 8.7% of our revenues in 2007; 9.5% of our revenues in 2006; and 12.1% of our revenues in 2005. For additional information on revenues, profit or loss, and total assets for each of the last three fiscal years, see "Financial Statements and Supplementary Data" under Item 8 of Part II. For risks related to our sales to customers in foreign countries, see "Risk Factors"—"We may be subjected to increased government regulation which could affect our ability to sell our products outside of the United States" and "Our international business operations expose us to a variety of risks" under Item 1A of Part I.

Competition

        The Microfluidizer processor equipment product line of high shear fluid processors has direct competition in its major markets, including pharmaceutical and coatings/chemical applications, but management believes that our products have a larger installed base and performance advantages over products of our competitors. We also believe that our "fixed-geometry" interaction chambers, which permit a linear scale up, offer a unique equipment advantage. We further believe that the Microfluidizer processor equipment product line offers the highest shear forces available in the process equipment market today. It has been proven that for critical formulations, Microfluidizer processors produce repeatable and uniform higher quality products for our customers.

        The M-700 Series of fluid processors, together with the M-210 and M-610 product lines, provide high shear fluid processing capabilities for sanitary, sterile, and industrial applications. We believe that the Microfluidizer processor product line provides a distinct advantage over the product lines of our competitors with respect to the processing of abrasive slurries or solids dispersed in liquids in large part because of our unique, wear-resistant, diamond interaction chamber and the special design of the intensifier pumping system. Further, recent incorporation of our developed components in the M-700 series equipment has reduced the cost of these units, and they are priced competitively with lesser capability processing equipment.

        MRT may encounter significant competition and there are other companies that possess patents and claims to equipment or processes that claim to make production quantities of nanoparticles. Although we believe that our MMR and Co-Reactor system are superior in design and function, there can be no assurance that other companies will not pose a competitive impediment to sales of our MRT system.

        We face, and will continue to face, intense competition from other companies who manufacture and sell materials processing systems. We are subject to significant competition from organizations that are pursuing technologies and products that are similar to our technology and products. Our future success will depend in large part on maintaining our current technologically superior product line and competitive position in the fluid processing systems field. Rapid technological development by us or others may result in our products or technologies becoming obsolete before we recover the expenses we incur in connection with their development. Products offered by us could be made obsolete by less expensive or more effective technologies. There can be no assurance that we will be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. We expect competition to intensify in the materials processing systems field as technical advances are made and become more widely known.

Research and Development

        It is our position that a greater proportion of our sales in the future will be for more advanced processor production systems that will incorporate features not currently included in many of the current production machines. In order to meet such a challenge going forward, it became necessary to hire additional research and development personnel. It also became necessary, as a result of this decision, to increase spending in research and development. Additional resources in both personnel and spending may be required in the future.

        Our research and development efforts are focused on: (i) developing new processing applications for the process industries; (ii) further enhancements to the functionality, reliability and performance of existing products, and (iii) development of the Microfluidics Reactor Technology by: (a) working with customers who assist in the development of the system with both applications knowledge and financial support, and (b) an internal development program relating to reaction chamber design and creation of a variety of nanomaterials. There can be no assurance that we will be able to meet the enhancement challenges posed by applications of our core Microfluidizer processor business. Likewise, there can be no assurance that we will be able to design and manufacture systems for our Microfluidics Reactor Technology applications that will deliver the desired result for specific applications. For the years ended December 31, 2007, 2006 and 2005, research and development costs for continuing operations were $1,863,000, $1,763,000, and $1,702,000, respectively. Patent coverage for the MMR has been obtained both in the United States and in Europe (with national entry in process) and we are prosecuting the patent application in Canada.

Cooperative Research Arrangements

        We subsidize research and development activities centered around Microfluidizer processor technology at a number of research centers and universities. Our subsidy of these activities takes the form of substantial reduction or elimination of the customary rental charges for Microfluidizer processor equipment provided for use. We have, in past years, subsidized research and development in the following fields at the following universities:

University	Field of Research/Development
University of Massachusetts, Lowell	Biotechnology and nanotechnology
Massachusetts Institute of Technology	Nanoemulsions for biomedical applications
Marine Biological Laboratory	Cell disruption
Lehigh University	Polymer chemistry
Université Laval (Quebec)	Food science
Worcester Polytechnic Institute	Catalytic chemistry
Purdue University	Pharmaceuticals
University of Toronto	Genomic research and expression
University of Karlsruhe	Food formulations and products
Northeastern University	Pharmaceutical nanotechnology particles
The Hebrew University of Jerusalem	Colloid chemistry emulsion technology

        In addition to their research activities, these universities provide us with contacts at industrial companies that may utilize Microfluidizer processor technology. Most recently, we entered into a Research Collaboration Agreement with the University of Massachusetts, Lowell (UML) in September 2005 to develop new applications, processes and products in the area of nanomaterials utilizing our leading-edge materials processing and MMR equipment. This collaboration was extended through September 21, 2008 on August 28, 2007. To date, we and UML have funded four research grants, each utilizing the Microfluidizer processor. Additionally, on occasion, research reports, technical papers, and doctoral theses may be published, which document the use of Microfluidizer processor technology. Finally, we engage in many informal co-operative development efforts with our customers.

Patents and Proprietary Rights Protection

        To protect our proprietary rights, we rely on trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. Our United States Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002. In addition, we neither applied for nor obtained patent or trademark protection for our Microfluidizer processor equipment or our interaction chamber in any country other than the United States and, as a result, our proprietary rights are not subject to the protection of patent or trade mark laws of foreign countries where the equipment is sold. We do not believe that the expiration of our device or method patents has resulted in or will result in any material detriment to us since we have made many alterations, improvements and advances to our equipment over the years with such modification and innovations having been treated by us as trade secrets.

        We intend to pursue patent protection in the United States and select foreign jurisdictions with respect to proprietary aspects of our Co-Reaction Technology. Patent filing is currently anticipated by the end of March 2008.

        In 1997 we completed development of a novel adaptation of our Microfluidizer processor equipment—a "Multiple Stream High Pressure Mixer/Reactor", commercially designated as the Microfluidizer Mixer/Reactor (MMR). In August 1997, we filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998. In July and November, 2000, the USPTO issued us notices of allowances of utility patent claims regarding the MMR and the use thereof. On

September 18, 2002, the European Patent Office advised us it would grant our MMR patent substantially as applied for, including our device and process claims. We are in the process of pursuing national entry in France, Germany, Italy, The Netherlands, and the United Kingdom. We are currently prosecuting our MMR patent in Canada.

        In order to afford additional protection to our intellectual property, in November 2006 we adopted a provision as part of our standard terms and conditions of purchase. Such provision is an acknowledgement and agreement by a purchaser of our merchandise and equipment (the "Equipment") that certain of our proprietary intellectual property including the design, operation and use of the Equipment's interaction chamber or reaction chamber constitutes our trade secret information (the "Trade Secret Information"). Such purchaser agrees that it will not (and will not aid, assist or permit any other person to): (i) tamper with the Equipment, (ii) utilize imaging equipment or other means to reveal the inner structures and/or designs of the Equipment, (iii) attempt to disassemble or reverse engineer the Equipment, including specifically the interaction or reaction chamber, or (iv) otherwise attempt to discover and/or utilize any of the Trade Secret Information. A purchaser is further prohibited from disclosing (or aiding, assisting or permitting third parties to disclose) any information which the purchaser may learn or discover about the materials and methods of construction, design, assembly, functioning, geometries, measurements and tolerances of the internal components of the Equipment. In the event of a violation of any of the above prohibitions, the purchaser has stipulated that it is liable to us and/or our subsidiary, Microfluidics Corporation, for any and all actual and potential, direct and indirect, incidental and consequential damages, including, without limitation, resulting lost profits, and all available equitable relief. We have made such provision applicable to purchasers, renters and subsidized users of the Equipment ("Users"). Despite the protection afforded by such provision, there can be no assurance that we will be able to monitor compliance by all Users or that if we become aware of a violation that we will be able to enforce our rights regarding such violation.

        We maintain confidentiality agreements with our employees and also maintain confidentiality agreements and non-competition agreements with those third parties to whom we disclose non-public technical information relating to our equipment. We believe that enforcement of the provisions of such agreements should adequately protect our proprietary information. However, in the event of a material breach of such agreements certain of our valuable intellectual property may be disclosed to third parties (including competitors). In such event, despite provisions for equitable relief and damages, we may suffer competitively and be materially and negatively impacted as a result of any unauthorized disclosure.

Manufacturing

        At present, we subcontract the manufacture and/or machining and finishing of many of the components of our equipment to third parties, with the remaining fabrication, assembly and performance testing undertaken by us. We have selected certain primary suppliers based upon pricing terms, quality of their products, and the vendor's performance record.

        The loss of any primary supplier could have a material, adverse effect on our business, financial condition, or results of operations. Therefore, we have identified alternative suppliers for our most critical components ("Alternative Sources"). There can be no assurance that a transition to such Alternative Sources will not entail transitional delays, quality assurance and quality control difficulties, or delivery problems, any or all of which would likely have an impact on our production of equipment and could have a material adverse effect on our business, financial condition, or results of operations.

Key Management/Personnel

        Our continued operation, innovation and growth are to some significant degree reliant on the continued services of our key executive officers and leading technical personnel. On various dates during 2007, we entered into employment agreements with several of our senior executives. Such agreements were filed with the Securities and Exchange Commission on Form 8-K during the year. Though we believe that we can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel. The loss of key management or leading technical personnel could, therefore, have a material adverse effect on our business, financial condition, or results of operations.

Government Regulation

        Certain of our customers utilize our products in processes and production that are subject to governmental regulation. For example, the manufacturing and marketing of pharmaceutical products may require the approval of the U.S. Food and Drug Administration (FDA) within the United States and of comparable agencies in foreign countries. The FDA has established mandatory procedures, safety standards and protocols that apply to the manufacture, clinical testing and marketing of new pharmaceutical products in the United States. The process of seeking and obtaining FDA approval of a new product often takes a number of years and often involves the expenditure of substantial resources by our customers. The FDA approval process can result in long lead times that are attendant to manufacturing equipment orders for these applications.

        Further, in addition to product approvals, the FDA imposes requirements as to manufacturing practices, record keeping and reporting ("current Good Manufacturing Practices" or "cGMP"). cGMP-regulated companies are subject to inspections by the FDA (inclusive of Microfluidizer processor equipment) and product approvals may be withdrawn if cGMP are not met.

        At present, our customers include companies who are making FDA approved drugs, preparations, and products, including sunscreens and cosmetic lotions for external use and companies who utilize Microfluidizer processor equipment for the formulation or production of FDA approved parenteral (injectable) drugs or compounds including vaccines, and anesthesia.

        For our equipment entering Europe, CE compliance (Regulatory Compliance with European Safety Standards) is required. All products manufactured for European customers (and for any others who may request it) by us are CE compliant.

        Various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the purchase, storage, movement, import and export, use and disposal of harmful or potentially harmful substances that may be used in connection with our research work are, or may be, applicable to our activities. These laws include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations and other present and possible future local, state or Federal regulation. The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. Certain agreements that may be entered into by us involving exclusive license rights may also be subject to antitrust regulatory control, the effect of which cannot be predicted.

        To date we have not been affected by any United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or Federal regulation.

The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. In particular, the USA Patriot Act of 2001 and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups. There can be no assurance that sale of our equipment will not be impacted by such legislation or designation. Depending upon which countries and sales may be designated for trade restriction such action could have a material adverse effect on our business, financial condition, or results of operations.

Backlog

        Our sales order backlog related to continuing operations of accepted and unfilled orders at March 7, 2008 and March 23, 2007, was approximately $4,710,000 and $3,567,000, respectively. Backlog represents orders in hand that typically take between one and six months to deliver. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Employees

        We have approximately 52 full-time employees as of March 7, 2008. None of the our employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory. we believe that our future success will depend in large part on our ability to attract and retain highly skilled employees.

Item 1A.    Risk Factors

        You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed. In that case the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we may face, although they reflect the risks that management believes are material at this time.

        We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to regulatory risks and clinical uncertainties. Such statements are based on management's current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements. For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

We have experienced operating losses from continuing operations in two of our last five fiscal years, including the fiscal year ended December 31, 2007, and we may not be able to achieve consistent profitability in the future.

        For two of the past five fiscal years, including the fiscal year ended December 31, 2007, we have experienced losses from continuing operations. During the fiscal year ended December 31, 2007, we had a net loss of $1,507,000, and it is possible that we will have a net loss in the current fiscal year as we make investments in our business in anticipation of future growth.

        Our continuing losses create substantial risks to us and our future viability, primarily as described in the following risk factor.

Our cash position has been reduced, and we may confront liquidity problems.

        Our cash and cash equivalents dropped from approximately $1,860,000 at December 31, 2006 to approximately $756,000 at December 31, 2007. Although management believes that our cash position, together with bank financing arrangements already in place, should be sufficient there can be no assurance that we will not confront liquidity issues if revenues do not increase.

        Management has committed to investing in the growth of our business, particularly with regard to making investments in sales and marketing. Those investments are likely to draw down our cash in advance of us receiving the additional revenues anticipated from such investments. As a result, if revenues do not increase as anticipated, or revenues are delayed beyond expectations, we could confront liquidity problems of varying degrees.

        Our credit facility is comprised of a revolving line of credit in the maximum principal amount of $1,000,000, under which we owed approximately $262,000 at December 31, 2007.

        As described above, we have a $1,000,000 revolving line of credit that is necessary to fund our liquidity needs from time to time under which we owed $262,000 at December 31, 2007. The line of credit is subject to repayment on demand by our lender. Although our lender has not indicated any desire to require repayment, the general tightening of the credit markets or a change in the lender's perception of us as an appropriate credit risk could result in a demand by the lender that we repay the line of credit in full. In such an event, there can be no assurance that we would be able to obtain alternate financing upon favorable terms, or at all.

        We are limited in our ability to acquire property and pay dividends, and we must maintain certain financial covenants as discussed in Liquidity and Capital Resources below. Our ability to operate is potentially impacted by our ability to achieve future compliance with the financial covenants of the credit facility.

        In the event of a breach of the covenants or events of default under the credit facility, there can be no assurance that we can obtain a waiver of such breach or default from the lender. Likewise, in the event that we cannot affect a cure or obtain a waiver of a breach or default under the credit facility there can be no assurance either that the lender will not terminate the credit facility or that we will be able to obtain alternate financing, either at all or on terms that are favorable to us. Either event could have a material adverse effect on our business, financial condition, or results of operations.

We face intense competition in many of our markets.

        Our Microfluidizer product line of high-shear fluid processors has direct competition in its major markets, including its most important markets in the pharmaceutical, biotechnology and coatings/chemical industries. The severity of the competition that we confront requires that we continuously invest in research and development in order to keep our product line competitive. Despite such expenditures, however, there can be no assurance that we will be able to meet the enhancement challenges posed by our competitors, or that we will be able to create or exploit the kinds of innovations, such as our Microfluidics Reaction Technology, needed to drive future sales.

        In addition, we face, and will continue to face, intense competition from other companies who manufacture and sell fluid processing systems used in particle size reduction, mixing, milling, dispersing, homogenizing, cell disruption and liposomal encapsulation applications. We expect competition to intensify in the fluid processing systems field as technical advances are made and become more widely known, and such increased competition may have a material adverse effect upon our business.

        Our future success will depend in large part on our ability to maintain a technologically superior product line. Rapid technological development by us or others may result in our products or technologies becoming obsolete before we recover the expenses we incur in connection with their development. Products offered by us could be made obsolete by less expensive or more effective technologies. There can be no assurance that we will be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

We may experience uncertain economic trends that adversely impact our business.

        We may experience in the future reduced demand for our products as a result of the uncertainty in the general economic environment in which our customers and we operate. We cannot project the extent of the impact of the economic environment specific to our industry. If economic conditions worsen or if an economic slowdown occurs, we may experience a material adverse effect on our business, operating results and financial condition.

We rely on suppliers, vendors and subcontractors.

        We do not manufacture most of the components contained in our Microfluidizer materials processor equipment, but rather subcontract the manufacture of most components. Based on quality, price, and performance, we have selected certain suppliers, vendors, and subcontractors that provide parts, subassemblies, machining and finishing of components that are assembled by our production staff. Although we have identified alternate sources for such parts, components, machining and finishing, there can be no assurance that a transition to such alternative sources would not entail quality assurance and quality control difficulties, on-time delivery problems, or other transitional problems, any or all of which could have an impact on our production of equipment and could have a material adverse effect on our business, financial condition, or results of operations.

We face substantial concentration of our accounts receivables

        As of December 31, 2007, 12.9% and 9.7% of our trade accounts receivable were due from two customers, both of whom are long-established customers and neither of whom has presented credit issues in the past. Nevertheless, if either or both of these customers were to default on their obligations to us, such default would likely cause a material change in our near-term, and possibly long-term, financial prospects.

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

        In particular, the biotechnology industry is dependent on raising capital to fund operations. If biotechnology companies are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected. As it relates to both the biotechnology and pharmaceutical industries, many companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies. If pharmaceutical companies suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

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

        We have a single manufacturing facility located in Newton, Massachusetts. Our success depends on the efficient and uninterrupted operation of that facility. Whether as a result of a fire, natural disaster, or other cause, any disruption to our manufacturing operations would significantly impair our ability to operate our business on a day-to-day basis. Although we maintain business interruption insurance, our business would be injured by any extended interruption of the operations of our manufacturing facility. Further, although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. This insurance may not continue to be available to us. Finally, if we seek to replicate our manufacturing operations at another location, we will face a number of technical as well as financial challenges, which we may not be able to address successfully.

We rely on our trade secrets to protect our technology.

        Our Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002. In addition, we have neither sought patent protection for our Microfluidizer processor or our interaction chamber nor trademark protection of our Microfluidizer trade name in any country other than the United States. As such, our proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where our equipment is sold. Although we have made many alterations, improvements and advances to our equipment over the years and continue to make such advancements with such modification and innovations having been and being treated by us as trade secrets, the lack of our patent protections will expose us to potential competition that would likely have a material adverse effect on us.

        To protect our other proprietary rights, we rely on a combination of trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means. In the event of a breach of these protections, there can be no assurance that these measures will prove to have been adequate to protect our interests, or that we will have sufficient resources to prosecute or prevail in an action against a third party.

We may be subjected to increased government regulation which could affect our ability to sell our products outside of the United States.

        Although United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or federal regulation, have not had a significant affect on us historically, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales. The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups. There can be no assurance that sale of our equipment will not be impacted by any such legislation or designation. Depending upon which countries and sales may be designated for trade restriction such action could have a material adverse effect on our business, financial condition, or results of operations. Also, certain agreements that may be entered into by us involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

We rely on top management and technical personnel.

        Our continued operation, innovation and growth are to some significant degree reliant on the continued services of our executive officers and leading technical personnel. There can be no assurance that we will be able to retain such management and technical personnel if employment is offered by other companies better able to pay higher compensation, provide more and better benefits, or willing to offer longer term job security by entering into employment contracts with our employees. Further, there can be no assurance that key executive officers and leading technical personnel will not leave our employment, or either die or become disabled to an extent that they cannot render their services to us. Though we believe that we can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel. The loss of our top management or leading technical personnel could, therefore, have a material adverse effect on our business, financial condition, or results of operations.

Our stock is listed on the OTC Bulletin Board and our stockholders may have limited liquidity.

        Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchanges or The Nasdaq Stock Market). In general, over the past two years, fewer than 20,000 shares of our common stock have traded on a daily basis.

Our quarterly revenues and stock performance are variable.

        The timing of orders and subsequent shipment will significantly affect quarterly revenues and resulting net income results for particular quarters which may cause increased volatility in both our revenues and stock price.

We allow our customers to lease some of our products and those leases may not turn into sales.

        We sometimes lease our products to our customers prior to or instead of selling a product to a customer. Our products are expensive, and customers frequently want to test out a product's capabilities prior to purchase. We have had reasonable success in converting leases into subsequent sales of the same or a newer product; however, there is no guarantee that we will continue to be able to convert any of our leases into sales.

We may be subject to product liability claims from our customers or by persons harmed by our customers' products.

        We maintain what we deem to be reasonable levels of product liability coverage through insurance policies with a reasonably small deductible. Nonetheless, inasmuch as we sell our equipment to a number of customers who make pharmaceutical preparations and consumer cosmetics, there can be no assurance that if a consumer of end products is injured or dies from such product that a suit by an injured party (or a class of similar situated plaintiffs) will not include us as well as the maker of the drug or cosmetic. Although we may have no control over the manufacture of end-products made on our equipment, we may not be able to bar a plaintiff's claims against all parties whose products and equipment were involved in the manufacturing process under a variety of legal theories of liability. We may be required to present a vigorous and costly defense if we cannot be dismissed from such an action. The cost of such legal defense may significantly impact our cash flow.

Our international business operations expose us to a variety of risks.

        For the years ended December 31, 2007, 2006, and 2005, shipments outside of North America accounted for approximately 39.6%, 44.8%, and 48.2%, respectively, of our net revenues in those periods. In particular, approximately 4.3%, 9.2%, and 19.5%, of our net revenues in 2007, 2006, and 2005, respectively, resulted from sales to Japan and approximately 8.7%, 9.5%, and 12.1% of those net revenues resulted from sales to Korea in 2007, 2006 and 2005, respectively. In addition, approximately 18.0%, 22.3%, and 13.0%, of our net revenues resulted from sales to Europe in 2007, 2006 and 2005, respectively. We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404 ("Section 404"); and continued implementation and maintenance of internal controls necessary for continued compliance with Section 404 may result in our incurring of additional costs.

        We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are also required to furnish a report by our management on our internal controls over financial reporting beginning with our annual report on Form 10-K for this fiscal year ended December 31, 2007. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2007, which did not identify material weaknesses in our internal control systems, there can be no assurance that future material weaknesses in our internal control systems will not be identified as a result of changing financial or operating conditions. In addition, although we are currently not required to subject our internal controls to audit by our independent registered public accounting firm until at least our fiscal year ending December 31, 2008, there can be no assurance that an audit of our internal controls will not result in the identification of a material weakness. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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

        Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies. We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 32. If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are in Newton, Massachusetts. We also maintain a sales office and laboratory facility in Lampertheim, Germany, and a sales and laboratory office in Irvine, California. We rent approximately 36,000 square feet of offices, production and research and development facilities at these locations for administrative, development and production activities. The lease terms expire at various times through December 2012 (with options under which we can extend the lease at the Newton facility through October 31, 2015). We believe these facilities will be adequate for operations for the next five years.

Item 3.    Legal Proceedings

        We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material affect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

        Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol MFIC. The following table sets forth the range of quarterly high and low bid quotations for the last two fiscal years, as furnished by the National Association of Securities Dealers Automated Quotation System. The

quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

	Fiscal Year 2007
	High	Low
4th Quarter	$1.39	$1.02
3rd Quarter	1.67	1.15
2nd Quarter	1.80	1.50
1st Quarter	2.65	1.45

	Fiscal Year 2006
	High	Low
4th Quarter	$2.00	$1.28
3rd Quarter	1.45	1.20
2nd Quarter	1.45	1.26
1st Quarter	1.64	1.27

Holders

        As of March 7, 2008, there were approximately 356 holders of record of our common stock.

Sales of Unregistered Securities

        On March 30, 2004, we completed a private placement of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional 1/2 share of common stock). A total of 1,426,616 units were sold, yielding gross proceeds of approximately $3,567,000. The units were priced at $2.50 each and the associated warrants to purchase 713,308 shares of common stock were exercisable at $3.05. Additionally, the placement agent for the offering received five-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share. The value of the warrants granted to the placement agent was approximately $351,000. The investment units and warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act. The placement agent and the purchasers of the units were "accredited investors" pursuant to the rules of the Securities and Exchange Commission. We filed a registration statement on Form SB-2, which was declared effective on May 13, 2004, for purposes of registering the shares of common stock underlying the units and warrants. The warrants associated with the purchases of these units expired March 30, 2007. The warrants issued to the placement agent may be exercised in whole or in part at any time prior to their termination date in March, 2009. In addition, the warrants issued to the placement agent provide for certain adjustments to the exercise price upon the issuance by us of certain securities at a price below $3.20.

Issuance of Warrants

        On November 17, 2004, we entered into a general financial and advisory services agreement with Maxim Group LLC pursuant to which Maxim Group LLC was granted, on April, 1, 2005, a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $3.20 per share. These warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act. Maxim Group LLC was an "accredited investor" pursuant to the rules of the Securities and Exchange Commission. We filed a registration statement on Form SB-2, which was declared effective on June 5, 2006, for purposes of registering the shares of common stock underlying the warrants. Maxim Group LLC has waived its rights to receive, based upon the date that the registration statement on Form SB-2 was declared effective, an additional warrant to purchase shares of our common stock. The warrants may be exercised in whole or in part at any time on or prior to April 1, 2008. In addition, the warrants provide for certain adjustments to the exercise price upon the issuance by us of certain securities at a price below $3.20.

Dividends

        We have never paid any cash dividends on our common stock and presently anticipate that no dividends on our common stock will be declared in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

        The equity compensation plan information in the table below is as of December 31, 2007. See also Note 11 to the Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,585,427	$1.35	590,000
Equity compensation plans not approved by stockholders	313,992	$3.20	—

Total	1,899,419	$1.66	590,000

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MFIC Corporation, The AMEX Composite Index
And A Peer Group

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	Cummulative Total Return as of December 31,
	12/02	12/03	12/04	12/05	12/06	12/07
MFIC Corporation	100.00	681.82	1181.82	409.09	466.67	351.52
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
Peer Group	100.00	114.22	130.94	57.10	44.44	25.66

        Our competitors are either larger integrated companies or privately-held companies. We have chosen a peer group consisting of companies with a market capitalization from $13 million to $26 million in the information technology sector of the American Stock Exchange. The peer group consists of the following issuers:

•	Conversion Services International Inc.	•	Ilinc Communications Inc
•	Elecsys Corporation	•	Jazz Technologies Inc
•	Henry Brothers Electronics Inc.	•	MPC Corporation
•	Image ware Systems Inc.	•	Pinnacle Data Systems Inc.
•	Intelligent Systems LP	•	Trans-Lux Corporation

Item 6.    Selected Financial Data

        The selected financial information presented below is derived from our audited consolidated financial statements for each of the five years in the period ended December 31, 2007. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K. All fiscal years noted below have been restated to reflect discontinued operations.

	For The Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$12,992	$15,654	$11,645	$12,159	$10,460
Total costs and expenses	14,174	14,450	12,416	11,462	9,694

(Loss) income from continuing operations before income taxes	(1,182)	1,204	(771)	697	766
Interest expense	(20)	(35)	(59)	(69)	(116)
Interest income	64	50	26	27	10

Net (loss) income from continuing operations before income taxes	(1,138)	1,219	(804)	655	660
Income tax provision (benefit)	369	(58)	185	(450)	—

Net (loss) income from continuing operations before discontinued operations	(1,507)	1,277	(989)	1,105	660
Loss from discontinued operations (net of loss from disposal of discontinued operations of $1,422 in 2003)	—	—	—	(231)	(4,110)

Net (loss) income	$(1,507)	$1,277	$(989)	$874	$(3,450)

Basic amounts per common share:
Basic net (loss) income per share from continuing operations	$(0.15)	$0.13	$(0.10)	$0.11	$0.08
Basic net (loss) income per share from discontinued operations	—	—	—	(0.02)	(0.52)

Basic net (loss) income per share	$(0.15)	$0.13	$(0.10)	$0.09	$(0.44)

Diluted amounts per common share:
Diluted net (loss) income per share from continuing operations	$(0.15)	$0.12	$(0.10)	$0.10	$0.08
Diluted net (loss) income per share from discontinued operations	—	—	—	(0.02)	(0.52)

Diluted net (loss) income per share	$(0.15)	$0.12	$(0.10)	$0.08	$(0.44)

Weighted average shares outstanding:
Shares used in computing net (loss) income per common share, basic	10,183,376	10,012,685	9,756,221	9,345,560	7,767,712

Shares used in computing net (loss) income per common share, diluted	10,183,376	10,611,635	9,756,221	10,329,313	8,501,110

	As of December 31,
Consolidated Balance Sheet Data:
	2007	2006	2005	2004	2003
Cash and cash equivalents	$756	$1,860	$1,452	$2,028	$50
Current assets	5,973	7,857	5,734	6,821	5,194
Working capital	4,383	5,644	4,273	5,180	574
Total assets	6,358	8,226	6,212	7,292	5,487
Long-term note (including current portion)	65	312	563	813	59
Total stockholders' equity	4,768	5,948	4,426	5,089	861

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

        This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to our plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by us to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of our Microfluidizer materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in our stock price, (iii) whether we will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to our ability to maintain compliance with the covenants and terms of our loan agreement with our senior lender, (iv) whether our technology will be adopted by customers as a means of producing MMR innovative materials in large quantities, (v) whether we are able to deploy prototype MMR placements and then manufacture and introduce commercial production MMR equipment, (vi) whether we will achieve a greater proportion of our sales in the future through the sale of advanced processor production systems, and (vii) as well as those risks set forth in Item 1a, "Risk Factors." We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

        We have, for over 20 years, specialized in manufacturing and marketing a broad line of high shear fluid processing systems used in numerous applications in the chemical, pharmaceutical, biotech, food and cosmetics industries.

        Our line of high shear fluid processor equipment, marketed under our Microfluidizer trademark and trade name, process premixed formulations to produce small uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions. The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products. Further, we guarantee scaleup of formulations and results on our processor equipment from 10 milliliters per minute on our laboratory and bench top models to more than 15 gallons per minute on our pilot and production models.

        The technology embodied within our Microfluidizer high shear fluid processor is used for formulation of products that are normally very difficult to mix and stabilize. Microfluidizer processors through process intensification allow manufacturers in the chemical, pharmaceutical, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending, mixing or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of bacterial, yeast, mammalian and/or plant cells and for liposomal encapsulation of materials for the cosmetics and biotech/biopharma industries.

        We have begun to take steps toward commercializing our proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials, through a novel adaptation of our Microfluidizer processor equipment that permits the mixing of, and reactions between, streams of different solutions at high pressures. We refer to this technology as a Multiple Stream High Pressure Mixer/Reactor (MMR). In August 1997, we filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998. In July and November 2000, we were issued by the USPTO notices of allowances of utility patent claims regarding the MMR and the use thereof.

        On September 18, 2002, the European Patent Office advised us it would grant its MMR patent substantially as applied for, including its device and process claims. We have gained national entry of the patent in France, Germany, Italy, The Netherlands, and the United Kingdom. We are still prosecuting the allowance of the patent in Canada. Our management believes that future commercialization and growth of nanotechnology may be, in large part, enabled by the manufacturing capability of our materials processor and MMR equipment.

        We intend to pursue patent protection in the United States and select foreign jurisdiction with respect to proprietary aspects of our Co-Reaction Technology. Patent filing is currently anticipated by the end of March 2008.

Results of Operations

Year Ended December 31, 2007 vs. December 31, 2006

  Revenues

        Total revenues for the year ended December 31, 2007 were approximately $12,992,000, as compared to revenues of $15,654,000 for the comparable prior year, a decrease of approximately $2,662,000, or 17.0%.

        North American sales for the year ended December 31, 2007 decreased to approximately $7,848,000, a 9.10% decrease, as compared to sales of approximately $8,636,000 for the year ended December 31, 2006. The decrease in North American sales was principally due to a decrease in the sale of machines of approximately $161,000, and a decrease in the sale of spare parts of approximately $627,000. The overall decrease in sales of spare parts was largely attributable to a rescheduling of the shipment schedule for spare parts under an existing supply order from a customer ("the Customer"). During the three months ended June 2007, the Customer notified us that it was rescheduling the spare parts delivery under an existing order and lengthening the shipping schedule from its original conclusion date in December, 2007 to a new conclusion date in June, 2008. As a result, there has been a reduction in spare parts purchases from the customer of approximately $1,139,000 for the year ended December 31, 2007.

        Foreign sales were approximately $5,144,000 for the year ended December 31, 2007, compared to $7,018,000 for the year ended December 31, 2006, a decrease of $1,874,000, or 26.7%. The decrease in foreign sales was principally due to a decrease in the sale of machines of approximately $1,668,000, both to customers in Europe and in Asia, and a decrease in the sale of spare parts of approximately $206,000.

  Cost of Goods Sold

        Cost of goods sold for the year ended December 31, 2007 was approximately $5,646,000, or 43.46% of revenue, compared to $7,001,000, or 44.72% of revenue, for the comparable prior year. The decrease in cost of goods sold in absolute dollars for the year ended December 31, 2007 reflects the overall decrease in sales. Our major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of goods sold as a percentage of sales is attributable to both a decrease in sales by our distributors in Canada and Japan, who purchase machines and spare parts at a discount, and an increase in the average sales price per unit compared to the previous year.

  Research and Development Expenses

        Research and development expenses for the year ended December 31, 2007 were approximately $1,863,000, compared to $1,763,000 for the comparable prior year, an increase of approximately $100,000, or 5.67%. The increase in research and development expenses was primarily due to a planned increase in payroll and related costs of $40,000, an increase in development costs related to product enhancement costs of approximately $37,000, and an increase in consultants costs of approximately $40,000, partially offset by a decrease in test supply costs of approximately $15,000.

  Selling Expenses

        Selling expenses for the year ended December 31, 2007 were approximately $3,584,000, compared to $2,985,000 for the comparable prior year, an increase of $599,000, or 20.1%. The increase is primarily attributable to an increase in outside commissions of approximately $272,000, a planned increase in payroll and related costs of approximately $86,000, an increase in advertising expenses of approximately $65,000, an increase in travel & entertainment expenses of approximately $50,000 and an increase in occupancy costs of approximately $36,000.

        The significant increase in commission expense results from an increase in the sale of machines and spare parts by commissioned direct sales personnel and indirect sales representatives, with a decrease in non-commissionable sales, primarily to a major customer and distributors in Canada and Japan. Commissionable sales were 75.1% of total sales for the year ended December 31, 2007, versus 48.9% for the comparable period in 2006.

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2007, were approximately $3,081,000, compared to $2,701,000 for the comparable prior year, an increase of $380,000, or 14.1%. The increase in general and administrative expenses is principally due to an increase in recruitment costs of approximately $144,000, primarily in connection with the hiring of a new Chief Executive Officer, an increase in consulting costs of approximately $140,000, principally due to the utilization of outside professionals to assist in our compliance with Sarbanes-Oxley regulations, an increase in public relations costs of approximately $65,000, an increase in corporate expenses of approximately $41,000, and an increase in occupancy costs of approximately $40,000. The total increase was partially offset by a decrease in accounting and legal of approximately $39,000. The increase in corporate expenses was principally due to our adoption of SFAS 123R as of January 1, 2006, and recognizing compensation expense in conjunction with share based payments to employees and directors for a total annual amount of $155,000, versus $130,000 for the year ended December 31, 2006.

  Interest Income and Expense

        Interest expense for the year ended December 31, 2007 was approximately $20,000 compared to $35,000 for the comparable prior year, a decrease of approximately $15,000, or 42.9%. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with our lender.

        Interest income for the year ended December 31, 2007 was approximately $64,000 compared to $50,000 for the comparable prior year, an increase of $14,000, or 28.0%. The increase is due to the increase in cash available for investing.

  Income Tax Provision

        The Company has incurred a three year cumulative year loss of $1,219,000 for the period ended December 31, 2007, and in accordance with SFAS 109, a three year cumulative loss represents significant negative evidence to consider the basis to determine whether a deferred tax asset is realizable. This fact generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Consequently, the Company decided to apply the full valuation allowance against deferred taxes due to uncertainty regarding the realization of the deferred taxes in the near future.

        For the year ended December 31, 2007, the Company recognized a tax provision of approximately $369,000, reflecting the application of the full valuation allowance provided against deferred assets generated the prior years.

        The tax benefit or provision recognized for the years ended December 31, 2006 and 2005, respectively, has been based upon changes in the valuation reserve for deferred tax asset accounts. For the year ended December 31, 2006, we recognized a tax benefit of approximately $58,000. For the year ended December 31, 2005, we recognized a tax provision of approximately $185,000.

Results of Operations

Year Ended December 31, 2006 vs. December 31, 2005

  Revenues

        Total revenues for the year ended December 31, 2006 were approximately $15,654,000, as compared to revenues of $11,645,000 for the comparable prior year, an increase of approximately $4,009,000, or 34.4%.

        North American sales for the year ended December 31, 2006 increased to approximately $8,636,000, a 43.3% increase, as compared to sales of approximately $6,028,000 for the year ended December 31, 2005. The increase in North American sales was principally due to an increase in the sale of machines of approximately $2,922,000, partially offset by a decrease in the sale of spare parts of approximately $314,000. Foreign sales were approximately $7,018,000 for the year ended December 31, 2006, compared to $5,617,000 for the year ended December 31, 2005, an increase of $1,401,000, or 24.9%. The increase in foreign sales was principally due to an increase in the sale of machines of approximately $1,466,000, partially offset by a decrease in the sale of spare parts of approximately $65,000. The overall increase in sales was due to two factors: (i) the number of machines sold increased over 2005, and (ii) we instituted an overall price increase of 10% for standard machines effective in the first quarter of fiscal year 2006.

  Cost of Goods Sold

        Cost of goods sold for the year ended December 31, 2006 was approximately $7,001,000, or 44.7% of revenue, compared to $5,918,000, or 50.8% of revenue, for the comparable prior year. The increase in cost of goods sold in absolute dollars for the year ended December 31, 2006, reflects the overall increase in sales. Our major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of goods sold as a percentage of sales is attributable to: (i) an average price increase of 10% for standard machines effective in the first quarter of fiscal year 2006, (ii) a higher volume of machines sold, and (iii) a product mix having more favorable overall gross margins. In addition, we also sold a non-standard piece of equipment (the "Non-Standard Equipment") in the year ended December 31, 2005 at a selling price which approximated the cost of the equipment resulting in a higher cost of goods as a percentage of revenues for that period. This Non-Standard Equipment was built and supplied to demonstrate certain advanced features and capabilities that are now offered as optional features on the M700 line of equipment. Cost of goods sold for products other than the Non-Standard Equipment was 49.6% in 2005.

  Research and Development Expenses

        Research and development expenses for the year ended December 31, 2006 were approximately $1,763,000, compared to $1,702,000 for the comparable prior year, an increase of approximately $61,000, or 3.6%. The increase in research and development expenses was primarily due to a planned increase in payroll and related costs of approximately $167,000, and an increase in test supplies of approximately $29,000, partially offset by a decrease in development costs of approximately $78,000, and a decrease in consultant's costs of approximately $77,000.

  Selling Expenses

        Selling expenses for the year ended December 31, 2006 were approximately $2,985,000, compared to $2,412,000 for the comparable prior year, an increase of $573,000, or 23.8%. The increase is primarily attributable to an increase in payroll and related expenses of approximately $270,000, an increase in outside commissions of approximately $222,000, and an increase in delivery costs of approximately $55,000, partially offset by a decrease in travel and related costs of approximately $31,000.

  General and Administrative Expenses

        General and administrative expenses for the year ended December 31, 2006 were approximately $2,701,000, compared to $2,384,000 for the comparable prior year, an increase of $317,000, or 13.3%. The increase in general and administrative expenses is principally due to a planned increase in payroll of approximately $157,000, an increase in corporate expenses of approximately $141,000, and an increase in professional fees of approximately $121,000, partially offset by a decrease in consultant costs of approximately $86,000 and a decrease in occupancy costs of $29,000. The increase in corporate expenses was principally due to our adoption of SFAS 123R as of January 1, 2006, and recognizing compensation expense in conjunction with share based payments to employees and directors in the amount of $130,000. The increase in professional fees is partially due to utilization of outside professionals to improve our financial reporting, corporate governance and internal controls. The decrease in consulting costs is the result of the expiration of a one-year consulting agreement which expired on December 31, 2005.

  Interest Income and Expense

        Interest expense for the year ended December 31, 2006 was approximately $35,000 compared to $59,000 for the comparable prior year, a decrease of approximately $24,000, or 40.7%. The decrease is due to the net pay down of the line of credit and a reduction of the term loan with our lender.

        Interest income for the year ended December 31, 2006 was approximately $50,000 compared to $26,000 for the comparable prior year, an increase of $24,000, or 92.3%. The increase is due to the increase in cash available for investing.

  Income Tax Provision

        For the year ended December 31, 2006, we recognized a tax benefit of approximately $58,000. For the year ended December 31, 2005, we recognized a tax provision of approximately $185,000. The tax benefit and tax provision recognized for the years ended December 31, 2006 and 2005, respectively, are based upon our valuation of the deferred tax asset accounts.

Liquidity and Capital Resources

        As of December 31, 2007, we had approximately $756,000 in cash and cash equivalents, compared to $1,860,000 as of December 31, 2006. For the year ended December 31, 2007, we used cash from operations of approximately $1,040,000 to fund our net loss, our decrease in current liabilities, and an increase in inventories, partially offset by a decrease in trade receivables and prepaid expenses.

        For the year ended December 31, 2006, we had approximately $1,860,000 in cash and cash equivalents, compared to $1,452,000 as of December 31, 2005. For the year ended December 31, 2006, we generated cash from operations of approximately $649,000 from income from operations and an increase in current liabilities, partially offset by the funding of our increase in trade accounts receivable and inventory. For the year ended December 31, 2005, we used cash from operations of approximately $396,000 to fund our net loss, and our decrease in current liabilities, partially offset by a decrease in receivables, inventories and other current assets. For the years ended December 31, 2007, 2006, and 2005, we used cash from investing activities of approximately $176,000, $57,000, and $96,000, respectively, for the purchase of capital equipment.

        For the year ended December 31, 2007, we provided cash from financing activities of approximately $112,000 primarily as a result of $262,000 of current draws on the revolver loan, the issuance of common stock for options exercised, and proceeds from stock issued from the employee stock purchase plan partially offset by repayments of our term loan. For the year ended December 31, 2006, we used cash from financing activities of approximately $184,000, primarily as a result of repayments of our term loan, offset by the issuance of common stock for options exercised and from proceeds from stock issued from the employee stock purchase plan. For the year ended December 31, 2005, we used cash from financing activities of approximately $84,000 primarily as a result of repayments on our term loan; partially offset by the issuance of common stock for options exercised, from proceeds from stock issued from the employee stock purchase plan, and the collection of a note receivable.

        As of December 31, 2007, we maintain a revolving credit facility with Banknorth, N.A., (the Lender) providing us with a $1,000,000, revolving credit line that is subject to repayment on demand by the Lender. As of December 31, 2007, our balance due was $262,000 under our revolving credit line. We also have a $1,000,000 four-year term loan, that had a balance of $62,000 at December 31, 2007, which we paid in full as of March 4, 2008.

        Under the terms of the loan agreement, we have two covenants that we must meet on an annual basis. As of December 31, 2007, we were not in compliance with the debt service coverage ratio covenant of our Credit facility with the lender. On March 5, 2008, we obtained a waiver from the lender for this covenant. The second covenant required us to have a senior debt no more than four times its capital base; this covenant was met for year end 2007. Our ability to continue planned operations is dependent upon access to financing which is potentially impacted by our ability to achieve future compliance with financial covenants. We are currently in discussions with the Lender regarding obtaining a new term loan facility and an increase in the revolving credit line.

        Our contractual obligations as of December 31, 2007 are as follows:

		Payable In
(in thousands)	Total as of December 31, 2007
		2008	2009	2010	2011	2012
Long-term debt	$62	$62		$—	$—	$—
Operating leases	1,737	457	441	442	373	24
Capital leases	3	3	—	—	—	—

	$1,802	$522	$441	$442	$373	$24

        Assuming that there is no significant change in our business, we believe that cash flows from operations, together with the credit facility, and the existing cash balances, will be sufficient to meet our working capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Our critical accounting policies are as follows:

  •
  Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin ("SAB" No. 104, "Revenue Recognition in Financial Statements"). Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers. The customer's purchase obligations are not contingent upon performance of support services, if any, by us. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, we provide machines for rent by customers. Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statement of operations.

  •
  Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectibility of the accounts such that the amounts reflect estimated net realizable value. If actual uncollectible amounts significantly exceed the estimated allowance, our operating results would be significantly and adversely affected.

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

  •
  Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine. We have established a policy for replacing parts that wear out or break prematurely. The policy called for replacing the parts or repairing a machine within one year of the sale. Commencing in May of 2006, we amended our warranty by limiting to a period of 90 days our warranty coverage on certain critical wear items. We are now selling more advanced processor production systems than past years that may require more costly parts. A warranty reserve balance was established during the year ended December 31, 2005. We believe the reserve balance in the amount of $54,000 to be adequate as of December 31, 2007.

Recent Accounting Pronouncements

        In June 2006, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. Effective January 1, 2007, we adopted FIN 48. and it did not have a material effect on our financial position and results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS") No. 141 (R)") SFAS No. 141 (R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination,. SFAS No. 141 (R) is effective for fiscal years after December 15, 2008. We expect to adopt SFAS No. 141 (R) on January 1, 2009, and we do not expect it to have a material effect on operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on January 1, 2009, and we do not expect it to have a material effect on operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments are generally not subjected to changes in market value as a result of changes in interest rates due to the short maturities of the instruments. Our fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt. We do not have significant exposure to fluctuations in foreign exchange rates.

        We had an outstanding balance of $262,000 with a variable rate of 7.69% (equivalent to prime plus 0.44%) for borrowings outstanding under our revolving credit agreement at December 31, 2007. We estimate that an adverse change in the interest rates for this variable debt would not have a material effect on our earnings and cash flows on an annual basis.

        For additional information about our financial instruments, see Note 7 to the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MFIC Corporation:

        We have audited the accompanying consolidated balance sheets of MFIC Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of MFIC Corporation and subsidiaries for the one year ended December 31, 2005 were audited by other auditors whose report dated March 1, 2006, expressed an unqualified opinion on those financial statements.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFIC Corporation and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the two years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Boston, Massachusetts
March 18, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MFIC Corporation:

        We have audited the accompanying consolidated statements of operations, changes of stockholder's equity and cash flows of MFIC Corporation and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MFIC and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown & Brown, LLP

Boston, Massachusetts
March 1, 2006

MFIC CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$756	$1,860
Accounts receivable, net of allowance of $41 and $38 as of December 31, 2007 and 2006, respectively	2,582	3,253
Inventories	2,353	2,025
Prepaid and other current assets	281	349
Deferred income taxes	—	369

Total current assets	5,972	7,856
Property and equipment, net	325	303
Patents and licenses, net	60	66

Total assets	$6,357	$8,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit line	$262	$—
Current maturities of long-term debt and obligations under capital lease	65	259
Accounts payable	129	247
Accrued expenses	725	818
Customer advances	409	853
Income taxes payable	—	36

Total current liabilities	1,590	2,213
Long-term liabilities:
Long-term debt and obligations under capital leases, net of current maturities	—	65

Total liabilities	1,590	2,278

Commitments (Note 12)
Stockholders' equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,517,178 and 10,349,812 shares issued; 10,256,732 and 10,089,366 shares outstanding as of December 31, 2007 and 2006, respectively	105	104
Additional paid-in capital	17,378	17,052
Accumulated deficit	(12,028)	(10,521)
Treasury stock, 260,446 shares, at cost, as of December 31, 2007 and 2006	(688)	(688)

Total stockholders' equity	4,767	5,947

Total liabilities and stockholders' equity	$6,357	$8,225

The accompanying notes are an integral part of these consolidated financial statements.

MFIC CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues	$12,992	$15,654	$11,645
Cost of sales	5,646	7,001	5,918

Gross profit	7,346	8,653	5,727

Operating expenses:
Research and development	1,863	1,763	1,702
Selling	3,584	2,985	2,412
General and administrative	3,081	2,701	2,384

	8,528	7,449	6,498

(Loss) income from operations	(1,182)	1,204	(771)
Interest expense	(20)	(35)	(59)
Interest income	64	50	26

(Loss) income before income tax provision	(1,138)	1,219	(804)
Income tax provision (benefit)	369	(58)	185

Net (loss) income	$(1,507)	$1,277	$(989)

Net (loss) income per common share:
Basic	$(0.15)	$0.13	$(0.10)
Diluted	$(0.15)	$0.12	$(0.10)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,183,376	10,012,685	9,756,221
Diluted	10,183,376	10,611,635	9,756,221

The accompanying notes are an integral part of these consolidated financial statements.

MFIC CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,507)	$1,277	$(989)
Adjustments to reconcile net (loss) income to net cash flows:
Income tax provision (benefit)	369	(68)	185
Depreciation and amortization	170	174	187
Allowance for doubtful accounts	3	(5)	30
Provision for obsolete inventory	8	9	22
Share-based payments to consultants	—	—	119
Acceleration of stock options	—	—	65
Share-based compensation	218	141	22
Changes in assets and liabilities:
Accounts receivable	668	(1,383)	162
Other current assets	—	(116)	45
Inventories	(335)	(185)	17
Prepaid expenses	56	61	(50)
Accounts payable	(118)	131	(5)
Accrued expenses	(128)	376	(47)
Customer advances	(444)	237	(159)

Net cash flows (used in) provided by operating activities	(1,040)	649	(396)

Cash flows from investing activities:
Purchase of property, plant and equipment	(176)	(57)	(96)

Net cash flows used in investing activities	(176)	(57)	(96)

Cash flows from financing activities:
Borrowings on revolver loan	262	—	—
Principal repayments on long-term debt and obligations under capital leases	(259)	(288)	(288)
Repayment of subordinated debt from related party	—	—	(6)
Proceeds from notes receivable	—	—	91
Net proceeds from issuance of common stock	109	104	119

Net cash flows provided by (used in) financing activities	112	(184)	(84)

Net change in cash and cash equivalents	(1,104)	408	(576)
Cash and cash equivalents at beginning of period	1,860	1,452	2,028

Cash and cash equivalents at end of period	$756	$1,860	$1,452

Supplemental Disclosure of Cash Flow Information:
Assets acquired in exchange for notes	$—	$—	$89
Interest received	63	50	26
Interest paid	20	34	61
Taxes paid	—	10	—

The accompanying notes are an integral part of these consolidated financial statements.

MFIC Corporation

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

	Common Stock				Treasury Stock
(in thousands)	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total Stockholders' Equity
Balance at January 1, 2005	9,922	$99	$16,486	$(10,809)	260	$(688)	$5,088
Issuance of common stock in connection with exercise of stock options	129	1	76				77
Issuance of common stock under employee stock purchase plan	23	1	42				43
Issuance of common stock in connection with exercise of warrants	—		119				119
Correction—exercised options	70	1	(1)				—
Compensation expense related to director stock options	22		22				22
Compensation expense related to acceleration of stock options	—		65				65
Net loss				(989)			(989)

Balance at December 31, 2005	10,166	$102	$16,809	$(11,798)	260	$(688)	$4,425
Issuance of common stock in connection with exercise of stock options	144	2	69				71
Issuance of common stock under employee stock purchase plan	29		33				33
Compensation expense related to stock options			130				130
Compensation expense related to director stock options	11		5				5
Compensation expense related to employee purchase plan			6				6
Net income				1,277			1,277

Balance at December 31, 2006	10,350	$104	$17,052	$(10,521)	260	$(688)	$5,947
Issuance of common stock in connection with exercise of stock options	103	1	74				75
Issuance of common stock under employee stock purchase plan	28		34				34
Compensation expense related to stock options			154				154
Non-cash share based compensation expense—former officer	36		61				61
Compensation expense related to employee purchase plan			3				3
Net loss				(1,507)			(1,507)

Balance at December 31, 2007	10,517	$105	$17,378	$(12,028)	260	$(688)	$4,767

The accompanying notes are an integral part of these consolidated financial statements.

MFIC

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

        MFIC Corporation ("MFIC" or the "Company"), through its wholly-owned subsidiary, Microfluidics Corporation ("Microfluidics"), its operating division, operates in one segment, specializing in producing and marketing a broad line of proprietary fluid materials processing systems used for a variety of fluid grinding, mixing, milling, and blending applications across a variety of industries and for use in numerous applications within those industries. Microfluidizer materials processor systems are produced at Microfluidics.

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        Revenue Recognition. The company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB" No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since this supportive service obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. The customer's purchase obligations are not contingent upon performance of support services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines for rent by customers. Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statement of operations.

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers the following highly liquid securities to be cash equivalents: (i) securities with initial maturity of 90 days or less, at the time of acquisition and (ii) securities with initial maturities greater than 90 days whose terms include a demand feature allowing the Company to liquidate the investment prior maturity.

Allowance for Doubtful Accounts

        The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, the Company's operating results would be significantly adversely affected.

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

Long-Lived Assets

        In accordance with Statements of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets and all amortizing intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Patents, Licenses and Other Intangible Assets

        Patents, patent applications and rights are stated at acquisition cost. Amortization is recorded using the straight-line method over the shorter of the legal lives or useful life of the patents. Patents, licenses and other intangible assets are being amortized over a period of 3 to 17 years.

Reserve for Warranty Expenses

        Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine. The Company has established a policy for replacing parts that wear out or break prematurely. The policy called for replacing the parts or repairing a machine within one year of the sale. Commencing in May of 2006, the Company amended its warranty by limiting to a period of 90 days its warranty coverage on certain critical wear items. The Company is now selling more advanced processor production systems than past years that may require more costly parts. A reserve balance was established during the year ended December 31, 2005. We believe the reserve balances in the amount of $54,000 and $74,000 as of December 31, 2007; and December 31, 2006, respectively to be adequate.

Research and Development Expenses

        The Company charges research and development expenses to operations as incurred.

Earnings (Loss) per Share

        Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Options to purchase 1,585,427, 1,561,086, and 1,718,925 shares of common stock were outstanding for the years ended December 31, 2007, 2006, and 2005, respectively. Basic and diluted net loss per share is $.15, for the year ended December 2007. Basic and diluted net income per share is $.13 and $.12 respectively for the year ended December 31, 2006. Basic and diluted net loss per share are $.10 for the year ended December 31, 2005.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term nature of these accounts. The Company's bank debt, because it carries a variable interest rate, is stated at its approximate fair market value.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the effective tax rate.

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Deferred income tax expense or credits are based on changes in the asset or liability from period to period. These differences are temporary and are expected to reverse in the following periods. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the results of operations in the period that includes the enactment date under the law. The Company records a valuation allowance to reduce the carrying amounts of deferred assets if it is "more likely than not" that such assets will be realized.

        During the first quarter of 2007, the Company adopted FAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109 "Accounting for Income Taxes" (SFAS No. 109), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect(s) of a position be recognized only if it is "more likely than not" to be sustained based solely in its technical merits as of a reporting date.

        The "more likely than not" threshold represents a positive assertion by management that the Company is entitled to the economic benefits of a tax position. If a tax position is not considered "more likely than not" to be sustained based solely on its technical merits, no benefits of tax position are to be recognized. The 'more likely than not" threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, the Company is required to adjust their financial statements to reflect only those tax positions that are "more likely than not" to be sustained.

        The Company has incurred a three year cumulative year loss for the period ended December 31, 2007, and in accordance with SFAS 109, a three year cumulative loss represents significant negative evidence to consider the basis to determine whether a deferred tax asset is realizable. This fact generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Consequently, the Company decided to apply the full valuation allowance against deferred taxes due to uncertainty regarding the realization of the deferred taxes in the near future.

        For the year December 31, 2007, the Company recognized a tax provision of approximately $369,000, reflecting the application of the full valuation allowance provided against deferred assets generated in prior years. The tax benefit or provision recognized for the years ended December 31, 2006 and 2005, respectively, has been based upon changes in the valuation reserve for deferred tax asset accounts. For the year ended December 31, 2006, we recognized a tax benefit of approximately $58,000. For the year ended December 31, 2005 we recognized a tax provision of approximately $185,000.

Stock-Based Compensation

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

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

        Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005, related to the grant of stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, in connection with the acceleration of vesting of certain stock options, as further described below, the Company recognized approximately $65,000 of compensation expense for "in-the-money" options.

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

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted for the year ended December 30, 2005. Since stock-based compensation expense for the year ended December 31, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income and net income per share for that period. For purposes of the pro forma disclosure for the year ended December 31, 2005, set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model.

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Had compensation cost for the Company's stock option grants been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below:

(in thousands, except per share data)	Year Ended December 31, 2005
Net loss, as reported	$(989)
Less: Stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	(130)

Pro forma, net loss	$(1,119)

Basic net loss per share:
As reported	$(0.10)

Pro forma	$(0.11)

Diluted net loss per share:
As reported	$(0.10)

Pro forma	$(0.11)

        For the years ended December 31, 2007, and 2006, the Company recognized stock-based employee compensation expense of $215,000 and $130,000 respectively, which is included in General and Administrative expense of the Consolidated Statement of Operations. For the year ended December 31, 2007, the total expense balance includes $61,000 of compensation expense attributed to the exercise of stock options by the Company's former Chairman and CEO (see Note 11). The Company did not capitalize any stock-based compensation.

        The Company has established a valuation allowance for net deferred tax assets; accordingly, no significant tax benefit on the stock-based compensation was recorded during the year ended December 31, 2007.

        On December 31, 2005, upon recommendation of its Compensation Committee, the Company approved the accelerated vesting of all of the then outstanding unvested stock options ("Options"), pursuant to the Company's 1988 Employee Stock Option Plan, to purchase shares of common stock of the Company. Of the Options approved for acceleration, Options to purchase 480,915 shares of the Company's common stock became immediately exercisable on December 31, 2005. In connection with the acceleration of vesting, the Company recognized approximately $65,000 of compensation expense for "in-the-money" Options in the fourth quarter of fiscal 2005 as a one-time charge in accordance with APB No. 25. The remaining terms for each of the Options granted remain the same. With respect of the remaining Options to purchase 284,971 shares of the Company's common stock approved for acceleration, the option holders exercised their "opt-out" rights to forego acceleration. Accordingly, the Company recognized a non-cash compensation charge of approximately $87,000 in the year ended December 31, 2006 with regard to those Options. The decision to accelerate the vesting of these Options was made primarily to reduce non-cash compensation expense that would have been recorded in its income statement in the future periods upon the adoption of SFAS No. 123R on January 1, 2006.

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

        The fair value of each option granted during the years ended December 31, 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	104.00	116.00	129.00
Risk-free interest rate	3.62%	4.85%	4.35%
Expected life	5 years	5 years	5 years
Fair value of options granted	$1.16	$1.25	$2.07

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

        The weighted average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $1.16, $1.25, and $2.07 per share, respectively. We estimate forfeitures related to options grants at an annual rate of 9% per year.

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $507,000 at December 31, 2007.

Recent Accounting Pronouncements

        In June 2006, The Financial Accounting Standards Board ("FASB"), issued FASB Interpretation "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. Effective January 1, 2007, we adopted FIN 48 and it did not have a material effect on our financial position and results of operations.

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

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS") No. 141 (R)") requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination,. SFAS No. 141 (R) is effective for fiscal years after December 15,2008. We expect to

MFIC

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

adopt SFAS No. 141 (R) on January 1, 2009, and we do not expect it to have a material effect on operations..

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 clarifies that a non controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on January 1, 2009 and we do not expect it to have a material effect on operations.

2. Industry Segment, Geographic and Enterprise-Wide Reporting

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. The Company has determined that it conducts its operations in one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company's sales are primarily to companies with processing needs in the chemical, pharmaceutical, food, cosmetic, and biotechnology industries. The Company has less than 1% of total assets in foreign countries. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

        Approximate sales to customers by geographic markets, are as follows:

	Years Ended December 31,
(in thousands)
	2007	2006	2005
North America	$7,848	$8,636	$6,028
Asia	2,800	3,525	4,100
Europe	2,344	3,493	1,517

	$12,992	$15,654	$11,645

        The users of the Company's systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.

        Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary, and Mizuho Industrial Co. Ltd. (Mizuho) accounted for 7.2% and 4.3% of the Company's revenues in 2007, respectively; 15.2% and 9.2%, respectively, in 2006; and 18.9% and 19.5%, respectively, in 2005.

        Mizuho, the Company's Japanese distributor of Microfluidizer processor equipment and spare parts, resells the Company's equipment to numerous end-users in Japan, none of which individually represents 10% or more of the Company's revenues. Two customers accounted for 12.9% and 9.7% of the trade accounts receivable as of December 31, 2007, respectively. Two customers accounted for 14.4% and 13.6% of the trade accounts receivable as of December 31, 2006, respectively. Two customers accounted for 10.8% and 10.7% of the trade accounts receivable as of December 31, 2005,

MFIC

Notes to Consolidated Financial Statements (Continued)

2. Industry Segment, Geographic and Enterprise-Wide Reporting (Continued)

respectively. A reduction or delay in orders from any of the Company's significant customers could have a material adverse effect on the Company's results of operations.

        The Company sells its products in various countries. The Company's sales in North America, including the United States, Canada, and Mexico, accounted for approximately 60.4% of the Company's revenues in 2007; approximately 55.2% of the Company's revenues in 2006; and approximately 51.8% of the Company's revenues in 2005 with almost all of those sales coming from United States and Canada. Sales to the rest of the world accounted for approximately 39.6% of the Company's revenues in 2007; approximately 44.8% of the Company's revenues in 2006; and approximately 48.2% of the Company's revenues in 2005. Sales through the Company's exclusive distributors in Japan accounted for approximately 4.3% of the Company's revenues in 2007; approximately 9.2% of the Company's revenues in 2006; and 19.5% of the Company's revenues in 2005. Sales through the Company's representative in Korea accounted for approximately 8.7% of the Company's revenues in 2007; approximately 9.5% of the Company's revenues in 2006; and 12.1% of the Company's revenues in 2005.

3. Inventories

        Inventories consist of the following:

	December 31,
(in thousands)
	2007	2006
Raw materials	$2,140	$1,957
Work-in progress	63	217
Finished goods	358	51

	2,561	2,225
Less: provision for excess inventory	(208)	(200)

	$2,353	$2,025

4. Property and Equipment

        Property and equipment consist of the following:

	December 31,
(in thousands)
	2007	2006
Furniture, fixtures and office equipment	$686	$546
Machinery, equipment and tooling	455	435
Leasehold improvements	96	94

	1,237	1,075
Less: accumulated depreciation and amortization	(912)	(772)

	$325	$303

        Depreciation expense for property and equipment for the years ended December 31, 2007, 2006 and 2005 was approximately $154,000, $160,000, and $173,000, respectively.

MFIC

Notes to Consolidated Financial Statements (Continued)

5. Intangibles and Other Assets

        In the last quarter of 2001, the Company capitalized approximately $65,000 of costs related to the Multiple-Stream Mixer High Pressure Reactor patent, with an additional $29,000 of costs related to this patent capitalized in 2004. These costs are being amortized over a 17-year period which we estimate to be the useful life for this asset. Amortization of these costs for the years ended December 31, 2007, 2006 and 2005 was approximately $6,000 each year.

        Costs incurred in connection with the debt refinancing that occurred on March 1, 2004 (See Note 7) are being amortized over four years, the initial term of the line of credit. The total of such costs was approximately $37,000. Amortization of these costs for the years ended December 31, 2007, 2006 and 2005 was approximately $10,000, $8,000, and $8,000 respectively.

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
(in thousands)
	2007	2006
Accrued expenses	$273	$240
Accrued wages and vacation pay	164	256
Accrued commissions	234	248
Accrued warranty	54	74

	$725	$818

7. Long-term Debt and Obligations Under Capital Lease

        Long-term debt and obligations under capital lease consist of the following:

	December 31,
(in thousands)
	2007	2006
Term loan	$62	$312
Obligations under capital lease	3	12

	65	324
Less: current portion	(65)	(259)

Long-term debt, net of current portion	$—	$65

        On March 1, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the "Lender") providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the "Credit Facility"). The Credit Facility was comprised of (i) a $1,000,000 demand revolving line of credit (the "Revolving Credit Line"), and (ii) a $1,000,000 four year term promissory note (the "Term Loan") which was paid down in full as of March 3, 2008. The Revolving Credit Line obtains advances thereunder bearing interest at a rate equal to the prime rate (the Prime Rate for the United States borrowings form Banknorth, N.A. as publicly announced) (7.69% at December 31, 2007).

MFIC

Notes to Consolidated Financial Statements (Continued)

7. Long-term Debt and Obligations Under Capital Lease (Continued)

        All borrowings under the Revolving Credit Line were evidenced by a $1,000,000 demand promissory note (the "Revolving Note"), and (ii) a $1,000,000 term promissory note, amortized over a four year period but having a maturity date of March 3, 2008 and bearing a fixed interest rate of 5.67%. The Company and the Lender are currently in discussions regarding obtaining a new Term Loan Facility and an increase in the Revolving Credit Line.

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

        At December 31, 2007, the Company was not in compliance with the debt coverage ratio, and required a waiver from the lender, which was granted on March 5, 2008.

        Due to the subjective acceleration clause and the lock-box arrangement with the Lender, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. As of December 31, 2007 the outstanding balance on the Revolving Credit Line was $262,000. As of December 31, 2006 and 2005 there was no outstanding balance on the Revolving Credit Line. As of December 31, 2007, 2006 and 2005, the balance outstanding on the Term Loan was $62,000, $312,000 and $562,000, respectively.

        Obligations under capital lease consist of three (3) capitalized leases with bargain purchase options that the Company is obligated to pay over a two (2) year period.

        Future minimum capital lease payments required under the capital leases are as follows:

Years Ended December 31, (in thousands)
2008	4
Thereafter	—

4
Less: interest expense	(1)

Obligations under capital lease, net	$3

8. Employee Benefit Plans

        The Company offers a 401(k) profit-sharing plan (the 401K Plan) to its employees. All Company and related entity employees who are eighteen (18) years of age and have completed one hour of service are eligible to participate in the 401K Plan. Employees may contribute from 1% to 20% of their compensation. The Company's contribution is discretionary, with contributions made from time to time as management deems advisable. The Company made no matching contributions during the years

MFIC

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

ended December 31, 2007, 2006 and 2005. The Company also instituted a cafeteria plan in 1992, giving the employees certain pre-tax advantages on specific payroll deductions.

9. Income Taxes

        The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
(in thousands)
	2007	2006	2005
Current:
Federal	$—	$21	$—
State	—	10	—
Foreign	—	15	—

	$—	$46	$—

Deferred:
Federal	$312	$(88)	$141
State	57	(16)	44
Foreign	—	—	—

	$369	$(104)	$185

        The deferred provision for the year ended December 31, 2007, is the result of an increase in the valuation allowance reserve that was recorded against the Company's deferred tax asset. The amount reported as an income tax benefit for the year ended December 31, 2006 is the result of a decrease to the valuation allowance reserve that was recorded against the Company's deferred tax assets.

        The total income tax provision (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Years Ended December 31,
	2007	2006	2005
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	5.3%	6.3%	6.3%
Foreign	-2.0%	0.0%	0.0%
Permanent adjustments	-5.4%	4.2%	-6.5%
Net research and development and other tax credits	-5.0%	0.0%	-11.7%
Valuation allowance	-58.7%	-50.9%	0.9%
Other	-0.6%	1.6%	0.0%

Effective tax rate	-32.4%	-4.8%	23.0%

MFIC

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	December 31,
(in thousands)
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$3,384	$3,186
Research and development and other credits	66	79
Accruals and allowances not currently deductible for tax purposes	168	169
Depreciation and other	103	136
Valuation allowance	(3,721)	(3,201)

Total deferred tax assets	$—	$369

        As of December 31, 2007, the Company has available federal net operating loss carry forwards for income tax purposes of approximately $8,685,000, and state net operating loss carry forwards of approximately $5,814,000, which expire at various dates through 2027, federal research and development credit carry forwards of approximately $66,000 expiring in varying amounts during the period through 2021. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of operating loss carry forwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax basis on assets and liabilities. The Company regularly evaluates for recoverability its deferred tax assets and establishes a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and implementation of tax-planning strategies.

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has incurred a three year cumulative loss for the period ended December 31, 2007. In accordance with SFAS 109, a three year cumulative loss represents significant negative evidence to consider the basis to determine whether a deferred tax asset is realizable, and this fact generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. As a result of the Company's review of its available positive evidence supporting the deferred tax asset, the Company has established a valuation allowance for the full amount of the deferred tax asset as of December 31, 2007, due to uncertainty of realization. This resulted in an addition to the reserve balance in the amount of $369,000.

10. Stockholders' Equity

Private Placement

        On March 30, 2004, the Company completed a private placement of investment units (each unit consisting of one share of common stock and a 3-year warrant to purchase an additional 1/2 share of common stock). A total of 1,426,616 units were sold, yielding gross proceeds of approximately $3,567,000. The units were priced at $2.50 each and the associated warrants to purchase 713,308 shares

MFIC

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

of common stock were exercisable at $3.05. Additionally, the placement agent for the offering received five-year warrants to purchase 213,992 shares of common stock at an exercise price of $3.20 per share. The investment units and warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act. The purchasers of the units (the "Purchasers") and the placement agent were "accredited investors" pursuant to the rules of the Securities and Exchange Commission. The Company filed a registration statement on Form SB-2, which was declared effective on May 13, 2004, for purposes of registering the shares of common stock underlying the units and warrants. The warrants associated with the purchases of these units expired on March 30, 2007. In addition, the investor warrants provided for certain adjustments to the exercise price upon the issuance by the Company of certain securities at a price below $3.05. The warrants issued to the placement agent may be exercised in whole or in part at any time on or prior to their termination date in March, 2009. In addition, the warrants issued to the placement agent provide for certain adjustments to the exercise price upon the issuance by the Company of certain securities at a price below $3.20. The value of the warrants granted to the placement agent was approximately $351,000, and was accounted for as a non-cash financing activity.

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

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan (the "Purchase Plan"). Under the Purchase Plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan is limited to a maximum amount of 1,000 shares for each six-month period. The number of shares issued pursuant to this plan totaled 27,864; 29,183 and 23,289; in 2007, 2006 and 2005 respectively.

MFIC

Notes to Consolidated Financial Statements (Continued)

11. Supplemental Disclosures for Stock-Based Compensation

Stock Options

        The Company has three (3) shareholder approved stock option plans as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the "1988 Plan"); (ii) the 1989 Non-Employee Director Stock Option Plan (the "1989 Plan"), which authorized the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the "2006 Plan") which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (together, the "Prior Plans") that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans. The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006. Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans. The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors. Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant. At December 31, 2007, approximately 590,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

        Although the Stock Option Plans do not provide for cashless exercise, the administrator of the Stock Option Plan allowed the former Chairman and CEO during the three months ended June 30, 2007 and former director during the nine months ended September 30, 2006, to transact a cashless exercise of stock options granted. The cashless exercise allows the former employee/director to not tender any cash or shares in an option exercise. Rather, the employer withholds the number of shares with a fair value equal to the option exercise price from the shares that would otherwise be issued upon exercise.

        During the year ended December 31, 2007, the Company issued 36,577 shares of common stock pursuant to the cashless exercise of options granted for the exercise of 50,000 shares of the Company's common stock. Also, during the year ended December 31, 2006, the Company issued 10,548 shares of common stock pursuant to cashless exercise of options granted of 15,000 shares on the Company's common stock. Since the stock Option Plans do not provide for a cashless exercise, these transactions were considered a modification of the respective stock option agreements entered into with the former Chairman and CEO and a former director. Accordingly, for the years ended December 31, 2007, and 2006, the Company recorded compensation expenses of approximately $61,000, and $5,000, respectively. These amounts were charged to General and Administrative expenses in the consolidated statements of operations.

        During the year ended December 31, 2007, the Company issued approximately 377,000 stock options at exercise prices equal to or greater than the fair market value of the Company's stock on the date of grant under the 2006 Stock Plan, and the 2006 Non-Employee Director Stock Option Plan. Approximately 213,000 shares were forfeited and approximately 109,000 shares were vested during the year ended December 31, 2007.

MFIC

Notes to Consolidated Financial Statements (Continued)

11. Supplemental Disclosures for Stock-Based Compensation (Continued)

        Activity under the Plans is as follows:

	Years Ended December 31,
	2007		2006		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,561,086	$1.45	1,718,925	$1.37	1,788,213	$1.14
Granted	376,982	1.16	58,412	1.24	424,900	2.14
Cancelled	(213,139)	2.18	(62,052)	2.03	(273,031)	1.07
Exercised	(139,502)	0.66	(154,199)	0.49	(221,157)	0.57

Outstanding at end of period	1,585,427	$1.35	1,561,086	$1.45	1,718,925	$1.37

Exercisable at end of period	1,134,678	$1.35	1,321,735	$1.32	1,338,954	$1.30

        Summarized information about stock options outstanding as of December 31, 2007 is as follows:

		Weighted average remaining contractual life (years)		Exercisable
			Weighted average exercise price
Range of exercise prices	Number of options outstanding			Number of options	Weighted average exercise price
$0.30-$0.95	336,188	4.3	$0.52	336,188	$0.52
$1.00-$1.95	932,177	8.5	1.21	524,692	1.25
$2.06-$4.25	317,062	7.0	2.60	273,798	2.54

$0.30-$4.25	1,585,427	6.6	1.35	1,134,678	1.35

12. Commitments

        The Company leases its facilities under non-cancelable operating leases expiring through December 2012. Future minimum rental payments under the operating leases at December 31, 2007 are as follows:

Years Ended December 31, (in thousands)
2008	$457
2009	441
Thereafter	839

Total lease payments	$1,737

        Rent expense for the years ended December 31, 2007, 2006, and 2005, was approximately $498,000, $415,000 and $468,000, respectively. A portion of the Newton, Massachusetts rented facility was sublet to a non-affiliated company under a tenant-at-will arrangement until June 30, 2007 for an approximate total of $15,000.

MFIC

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions

        On December 20, 1999 the Company signed an agreement in principle (the "Agreement") with the former owners (the "Sellers"); including entities controlled by the Sellers, of the Epworth Mill and Morehouse-COWLES businesses (the "Sellers"). The Agreement set forth the understandings among the parties concerning a restructuring of the Company's subordinated debt and resolution of various disputes at that time. On January 17, 2000, a definitive settlement agreement incorporating these subject matters was executed between the parties (the "Settlement Agreement"). In connection with the Settlement Agreement, a $300,000 subordinated note was replaced with a new $300,000 subordinated promissory note dated February 28, 2000 (the "2000 Subordinated Note"). The 2000 Subordinated Note had a maturity date of February 28, 2005, bearing interest at a rate of ten percent (10%) per annum. The final principal payment on the 2000 Subordinated Note was made on January 25, 2005 in the approximate amount of $6,000, including accrued interest.

14. Condensed Consolidated Quarterly Financial Data (unaudited)

        The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the quarterly financial data.

	Year Ended December 31, 2007
(in thousands, except share and per share data)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Revenues	$2,801	$3,557	$2,311	$4,323
Gross profit	1,608	2,104	1,193	2,441
(Loss) income before income tax provision (benefit)	(417)	(107)	(859)	245
Income tax provision (benefit)				369
Net (loss)	(417)	(107)	(859)	(124)
Net (loss) per share:
Basic net (loss) per share	$(0.04)	$(0.01)	$(0.08)	$(0.02)
Diluted net (loss) per share	$(0.04)	$(0.01)	$(0.08)	$(0.02)

	Year Ended December 31, 2006
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Revenues	$3,151	$3,910	$3,553	$5,040
Gross profit	1,704	2,109	1,995	2,845
Income before income tax provision (benefit)	68	214	141	794
Income tax provision (benefit)	27	86	57	(228)
Net income	42	128	85	1,022
Net income per share:
Basic net income per share	$—	$0.01	$0.01	$0.10
Diluted net income per share	$—	$0.01	$0.01	$0.10

MFIC

Notes to Consolidated Financial Statements (Continued)

15. Valuation and Qualifying Accounts:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and Adjustments	Balance at End of Period
Allowance for Doubtful Accounts:
For the year ended December 31, 2007	$38	$6	$(3)	$41
For the year ended December 31, 2006	43	9	(14)	38
For the year ended December 31, 2005	13	30	—	43
Inventory Reserve:
For the year ended December 31, 2007	$200	$8	$—	$208
For the year ended December 31, 2006	185	15	—	200
For the year ended December 31, 2005	163	80	(58)	185
Warranty Reserve:
For the year ended December 31, 2007	$74	$14	$(34)	$54
For the year ended December 31, 2006	58	16	—	74
For the year ended December 31, 2005	—	92	(34)	58

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        The certificates of the Company's chief executive officer and controller attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

  Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and controller, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive officer and controller, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2007, the Company's chief executive officer and controller concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

  Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management, with the participation of its chief executive officer and controller, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control. This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report. Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

  Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end

Item 11.    Executive Compensation

        The information required by this Item 11 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be incorporated by reference from our definitive proxy statement or will be filed as an amendment to our Form 10-K within 120 days of our fiscal year end.

Item 14.    Principal Accounting Fees and Services

  Audit Fees

        During the years ended December 31, 2007 and 2006, UHY LLP ("UHY"), was paid approximately $101,000 and $91,000, respectively for services rendered for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by UHY in connection with statutory and regulatory filings or engagements for those fiscal years. All services were approved by the Audit Committee.

  Audit Related Fees

        During the years ended December 31, 2007 and 2006, UHY was paid approximately $26,000, and $46,000, respectively, for assurance and related services that are reasonably related to the performance of audit or review of our financial statements and are not reported under Item 9(e)(1) of our definitive proxy statement. All services were approved by the Audit Committee.

  Tax Fees

        During the years ended December 31, 2007 and 2006, UHY was paid approximately $11,000 and $22,000, respectively, for tax compliance, tax advice and tax planning services. The tax fees were related to the preparation of the corporate tax returns. All tax services were approved by the Audit Committee.

  All Other Fees

        During the years ended December 31, 2007 and 2006, UHY received no payments for non-audit services. The fees were related to preparation and attendance at audit committee meetings. All of these services were approved by the Audit Committee.

        The Audit Committee pre-approves audit and non-audit services provided to us by the independent auditors (or subsequently approves non-audit services in those circumstances where a subsequent approval is necessary and permissible).

        The Audit Committee has considered whether the provision of non-core audit services to us by our principal auditor is compatible with maintaining independence, and have affirmed, in each instance, that the provision of such service was compatible with the principal auditor's independent role.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements

    The following Consolidated Financial Statements are included in Item 8:

  (b)
  Exhibit Index

Exhibit No.	Description
3(a)	Certificate of Incorporation for the Company, as amended (filed as Exhibit 2A to Registration Statement No. 0-11625 on Form 8-A and as Exhibit 3.1(a) to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference).
3(b)	Amended and Restated By-Laws for the Company (filed as Exhibit 3.3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
10.2	1988 Stock Plan (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).
10.3	1989 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 filed October 22, 1996 and incorporated herein by reference).
10.18	1988 Stock Plan as amended (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference).
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
10.32
Subordinated Promissory Note on the Company in favor of Lake Shore Industries, Inc. in the amount of $300,000.00 dated February 28, 2000. (Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.33
Settlement Agreement, dated January 17, 2000 by and among the Company, Bret A. Lewis, J. B. Jennings, Lake Shore Industries, Inc., and JLJ Properties, Inc., with $300,000 Subordinated Promissory Note dated February 28, 2000, issued by the Company to Lake Shore Industries, Inc. (FKA Epworth Manufacturing Company, Inc). (Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.)
10.42
Lease for 30 Ossipee Road, Newton, Massachusetts dated October 19, 2001, between Microfluidics International Corporation and King Real Estate Corp., Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384. (Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 21, 2001, and incorporated herein by reference.)
10.45
Second Amendment to Revolving Credit and Term Loan Agreement between the Company and PNC Bank, N.A. dated March 29, 2002. (Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.46	1986 Employee Stock Purchase Plan as Amended (Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.47	1988 Stock Plan as Amended. (Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.)
10.49
Third Amendment to Revolving Credit and Term Loan Agreement between the Company and PNC Bank N.A. dated February 19, 2003. (Filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference)
10.50
Fourth Amendment and Waiver to Revolving Credit and Term Loan Agreement between the Company and PNC Bank, N.A. dated February 6, 2004 (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.51
Asset Purchase Agreement dated February 5, 2004, by and among MFIC Corporation and Morehouse Cowles, Inc. (filed as Exhibit 2 to the Company's Form 8K dated February 13, 2004, and incorporated herein by reference).
10.52
Revolving Line of Credit Note in the amount of $1,000,000 in favor of Banknorth, N.A. dated March 3, 2004 (Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.54
Secured Term Note in the amount of $1,000,000 in favor of Banknorth, N.A. dated March 3, 2004 (Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.55
Loan and Security Agreement between Banknorth, N.A. and the Company dated March 3, 2004 (Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.56
Trademark Security Agreement of the Company in favor of Banknorth, N.A., dated March 3, 2004 (Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.57
Patent Security Agreement of the Company in favor of Banknorth, N.A., dated March 3, 2004 (Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.58
Placement Agency Agreement between the Company and Casimir Capital L.P. dated February 13, 2004 (Filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.59
First Amendment to Placement Agency Agreement between the Company and Casimir Capital L.P. dated March 12, 2004 (Filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.60
Registration Rights Agreement between the Company and Purchasers dated March 16, 2004 (Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).
10.61
Lease between ABB and MFIC Corporation dated April 1, 2004 for space at Lampertheim, Germany (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.62
Letter Agreement between Maxim Group LLC and MFIC Corporation dated November 17, 2004 to provide general financial advisory and investment banking services to the Company (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.63
Research Collaboration Agreement between University of Massachusetts, Lowell and MFIC Corporation, dated September 21, 2005 (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.64
Warrant issued to Maxim Group LLC dated April 1, 2005 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.65
Form of Warrant issued to placement agent under the Placement Agency Agreement (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.66
Form of Warrant issued to investors in the private placement described in the Placement Agency Agreement (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.67	2006 Stock Plan (filed as Exhibit 10.1 to the Company's Form 8-K on August 11, 2006 and incorporated herein by reference).
10.68
Letter Agreement between MFIC Corporation and Maxim Group LLC dated February 24, 2006 concerning the warrant issued to Maxim Group LLC. (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).
10.69
Lease for 30 Ossipee Road, Newton, Massachusetts dated November 6, 2006, between MFIC Corporation and King Real Estate Corp., Trustee of 1238 Chestnut Street Trust under Declaration of Trust dated May 23, 1969, recorded with Middlesex South Registry of Deeds in Book 11682, Page 384. (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).
10.70
TD Banknorth Loan Modification Agreement dated November 20, 2006. (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).
10.71
Letter Agreement between MFIC Corporation and Maxim Group LLC dated March 23, 2007 concerning the warrant issued to Maxim Group LLC. (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).
10.72
Executive Employment Agreement by and between the Company and Irwin J. Gruverman dated as of April 6, 2007 (filed as Exhibit 10.1 to the Company's Form 8-K on April 12, 2007 and incorporated herein by reference).
10.73
Executive Employment Agreement by and between the Company and Robert P. Bruno dated as of April 26, 2007 (filed as Exhibit 10.1 to the Company's Form 8-K on May 2, 2007 and incorporated herein by reference).
10.74
Executive Employment Agreement by and between the Company and Dennis Riordan dated as of April 26, 2007 (filed as Exhibit 10.2 to the Company's Form 8-K on May 2, 2007 and incorporated herein by reference).
10.75
Executive Employment Agreement by and between the Company and Jack M. Swig dated as of April 26, 2007 (filed as Exhibit 10.3 to the Company's Form 8-K on May 2, 2007 and incorporated herein by reference).
10.76	Resignation letter dated September 17, 2007 from Irwin J. Gruverman to the Company (filed as Exhibit 10.1 to the Company's Form 8-K on September 20, 2007 and incorporated herein by reference).
10.77
Resignation Agreement dated September 17, 2007 by and between Irwin J. Gruverman and the Company (filed as Exhibit 10.2 to the Company's Form 8-K on September 20, 2007 and incorporated herein by reference).
10.78
Affirmation and Release Agreement dated September 17, 2007 by and between Irwin J. Gruverman and the Company (filed as Exhibit 10.3 to the Company's Form 8-K on September 20, 2007 and incorporated herein by reference).
10.79
Employment Agreement dated as of November 14, 2007 by and between Michael C. Ferrara and the Company (filed as Exhibit 10.1 to the Company's Form 8-K on November 19, 2007 and incorporated herein by reference).

10.80	*	Lease for 17755 Sky Park East, Suite 100, Irvine, CA, 92614 between MFIC Corporation and The Knoll Company dated November 28, 2007.
10.81	*	Banknorth, N.A. waiver letter dated March 5, 2008.
14		Code of Ethics, as adopted by the Company (Filed as Exhibit 14 to the Company's Form 10-K dated December 31, 2006, and incorporated herein by reference.)
21		Subsidiary of the Company, Microfluidics Corporation, a Delaware corporation
23(a)	*	Consent of UHY LLP
23(b)	*	Consent of Brown & Brown, LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Newton, Commonwealth of Massachusetts, on the 17th day of March, 2008.

MFIC CORPORATION
By:	/s/ MICHAEL C. FERRARA Michael C. Ferrara Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL C. FERRARA Michael C. Ferrara	Chief Executive Officer (Principal Executive Officer and Director)	March 17, 2008
/s/ DENNIS P. RIORDAN Dennis P. Riordan	Controller (Principal Financial and Accounting Officer)	March 17, 2008
/s/ JAMES N. LITTLE James N. Little	Director Chairman of the Board of Directors	March 17, 2008
/s/ LEO PIERRE ROY Leo Pierre Roy	Director	March 17, 2008
/s/ GEORGE UVEGES George Uveges	Director	March 17, 2008
/s/ ERIC G. WALTERS Eric G. Walters	Director	March 17, 2008