Form 10-Q
period 2008-03-31
MFIC CORP
filed 2008-05-13
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Our definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐  No  ☒

As of May 9, 2008, 10,267,981 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MFIC CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MFIC CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,023	$756
Accounts receivable, net of allowance of $41 both at March 31, 2008 and December 31, 2007, respectively	2,213	2,582
Inventories	2,737	2,353
Prepaid and other current assets	502	281
Total current assets	6,475	5,972
Property and equipment, net	581	325
Patents and licenses, net	59	60
Total assets	$7,115	$6,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit line	$327	$262
Current maturities of long-term debt and obligations under capital lease	—	65
Accounts payable	848	129
Accrued expenses	855	725
Customer advances	698	409
Total current liabilities	2,728	1,590
Total liabilities	2,728	1,590
Stockholders’ equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,528,427 and 10,517,178 shares issued; 10,267,981 and 10,256,732 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	105	105
Additional paid-in capital	17,443	17,378
Accumulated deficit	(12,473)	(12,028)
Treasury stock, 260,446 shares, at cost, as of March 31, 2008 and December 31, 2007	(688)	(688)
Total stockholders’ equity	4,387	4,767
Total liabilities and stockholders’ equity	$7,115	$6,357

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended March 31,
	2008	2007

Revenues	$3,522	$2,801
Cost of sales	1,609	1,194
Gross profit	1,913	1,607
Operating expenses:
Research and development	491	536
Selling	932	824
General and administrative	941	677
Total operating expenses	2,364	2,037
Loss from operations	(451)	(430)
Interest expense	(5)	(8)
Interest income	11	21
Net loss	$(445)	$(417)
Net loss per common share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,260,482	10,123,084
Diluted	10,260,482	10,123,084

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(445)	$(417)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	41	41
Provision for obsolete inventory	(18)	6
Bad debt expense	—	3
Share-based compensation	54	38
Changes in assets and liabilities:
Accounts receivable	369	1,318
Inventories	(366)	(620)
Prepaid expenses and other current assets	(221)	(116)
Accounts payable	719	78
Accrued expenses	130	(179)
Customer advances	289	(23)
Net cash flows provided by operating activities	552	129
Cash flows from investing activities:
Purchase of property, plant and equipment	(296)	(22)
Net cash flows used in investing activities	(296)	(22)
Cash flows from financing activities:
Borrowings on revolving credit line	65	—
Principal repayments on long-term debt and obligations under capital leases	(65)	(65)
Net proceeds from issuance of common stock	11	54
Net cash flows provided by (used in) financing activities	11	(11)
Net change in cash and cash equivalents	267	96
Cash and cash equivalents at beginning of period	756	1,860
Cash and cash equivalents at end of period	$1,023	$1,956

See notes to unaudited condensed consolidated financial statements

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Description of Business

Company Overview

References herein to “we”, “us”,“our”, or “the Company” are to MFIC Corporation.

We, through our wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operate in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology, digital ink, microelectronics, food, chemical and personal care industries.

The condensed consolidated financial statements include the accounts of our Company and our wholly-owned subsidiary, Microfluidics.  All intercompany balances and transactions have been eliminated.

Our corporate headquarters and manufacturing operations are located in Newton, Massachusetts.

Certain accounts in the condensed consolidated financial statements and related notes have been reclassified to conform to current period presentation.

2.              Interim Financial Statements

The condensed consolidated financial information for the three months ended March 31, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).

The balance sheet as of March 31, 2008 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.              Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.

4.              Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers. The customer’s purchase obligations are not contingent upon performance of support services, if any, by us. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, we provide machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statements of operations.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.              Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This new standard provides guidance for using fair value to measure assets and liabilities.  The FASB believes SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

On January 1, 2008, we adopted both SFAS No. 157 and SFAS No. 159, neither of which had any material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This new standard clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We expect to adopt SFAS No. 160 on January 1, 2009, and we do not expect it to have a material effect on operations.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.              Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which was adopted January 1, 2006, using the modified prospective transition method.

For the three month periods ended March 31, 2008 and 2007, the Company recognized stock-based employee compensation expense of $54,000 and $38,000, respectively, which is included in General and Administrative expense of the unaudited condensed consolidated statements of operations.  The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets; accordingly, no significant tax benefit on the stock-based compensation was recorded during the three month periods ended March 31, 2008 and 2007. The fair value of each option granted during the three months ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	None	None
Expected volatility	105.00	115.00
Risk-free interest rate	2.64%	4.54%
Expected life	5.0 years	5.0 years

The weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $1.10 and $1.34 per share, respectively.  We estimate forfeitures related to options grants at an annual rate of 9% for both 2008 and 2007.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $1,656,000 at March 31, 2008.

The Company has three (3) shareholder approved stock option plans as follows:  (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans.  The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At March 31, 2008, approximately 364,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended March 31, 2008 and 2007, the Company issued 226,422 and 72,232 respectively, stock options pursuant to the 2006 Plan, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2008 and 2007, approximately 0 shares and 9,500 shares, respectively, were forfeited and approximately 41,000 and 88,000 shares were vested, respectively under the 2006 Plan.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information regarding option activity for the three months ended March 31, 2008 under the Plan is summarized below:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
	Outstanding	per Share	Term in Years
Options outstanding as of January 1, 2008	1,585,427	$1.35	6.60
Granted	226,422	$1.10	8.38
Cancelled	—
Exercised	—	—	—
Options outstanding as of March 31, 2008	1,811,849	$1.31	6.38

Options exercisable as of March 31, 2008	1,189,464	$1.45	5.41

On November 17, 2004, we entered into a general financial and advisory services agreement with Maxim Group LLC, pursuant to which Maxim Group LLC was granted, on April, 1, 2005, a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $3.20 per share.  These warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act.  Maxim Group LLC was an “accredited investor” pursuant to the rules of the Securities and Exchange Commission. We filed a registration statement on Form SB-2, which was declared effective on June 5, 2006, for purposes of registering the shares of common stock underlying the warrants. Maxim Group LLC has waived its rights to receive, based upon the date that the registration statement on Form SB-2 was declared effective, an additional warrant to purchase shares of our common stock. The warrants may be exercised in whole or in part at any time on or prior to April 1, 2008.  In addition, the warrants provide for certain adjustments to the exercise price upon the issuance by us of certain securities at a price below $3.20. On April 1, 2008, Maxim Group LLC failed to exercise any of the warrants; consequently these warrants have expired.

7.              Inventories

Inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Raw materials	$2,498	$2,140
Work in progress	187	63
Finished goods	242	358
	2,927	2,561
Less: provision for excess inventory	(190)	(208)
Total inventories	$2,737	$2,353

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.              Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Furniture, fixtures and office equipment	$723	$686
Machinery, equipment and tooling	463	455
Leasehold improvements	328	96
	1,514	1,237
Less: accumulated depreciation and amortization	(933)	(912)
	$581	$325

For the three months ended March 31, 2008 and 2007, depreciation expense was approximately $39,000 and $37,000, respectively.

9.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Accrued expenses	$199	$273
Accrued wages and vacation pay	388	164
Accrued commissions	209	234
Accrued warranty	59	54
	$855	$725

10.       Earnings (loss) Per Share

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share (EPS) does not reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, as the effect would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Shares for computation of basic net loss per share	10,260,482	10,123,084
Effect of dilutive stock options and warrants	—	—
Shares for computation of diluted net loss per share	10,260,482	10,123,084

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Approximate sales to customers by geographic markets, are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
North America	$1,492	$1,707
Asia	665	430
Europe	1,365	664
	$3,522	$2,801

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.  Glaxo Smith Kline and Teva Pharmaceuticals Industries Ltd. (Teva) and its wholly-owned subsidiary accounted for 22.7% and 9.2%, respectively, of the Company’s revenues in the three months ended March 31, 2008; and 0.8% and 17.5%, respectively, of the Company’s revenues in the three months ended March 31, 2007. Two customers accounted for 15.4% and 7.9%, respectively, of the trade accounts receivable as of March 31, 2008. Two customers accounted for 17.0% and 11.3%, respectively, of the trade accounts receivable as of March 31, 2007.  A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

The Company sells its products in various countries.  The Company’s sales in North America, including the United States, Canada, and Mexico, accounted for approximately 42.4% of the Company’s revenues in the three months ended March 31, 2008 and approximately 60.9% of the Company’s revenues in three months ended March 31, 2007.  Sales to the rest of the world accounted for approximately 57.6% of the Company’s revenues in the three months ended March 31, 2008 and approximately 39.1% of the Company’s revenues in the three months ended March 31, 2007.  Sales through the Company’s exclusive distributors in Japan accounted for approximately 7.1% of the Company’s revenues in the three months ended March 31, 2008 and 7.0% of the Company’s revenues in the three months ended March 31, 2007. Sales through the Company’s representative in China accounted for approximately 9.7% of the Company’s revenues in the three months ended March 31, 2008 and 3.9% of the Company’s revenues in the three months ended March 31, 2007.

12.       Stockholders’ Equity

During the three months ended March 31, 2008 the Company issued no shares of common stock as a result of the exercise of options by employees and directors. During the three months ended March 31, 2007, the Company issued 32,450 shares of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $36,000. During the three months ended March 31, 2008 and 2007, the Company issued 11,249 and 15,353 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $11,000 and $18,000, respectively.

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13.       Credit Facility

On March 1, 2004, the Company and its Microfluidics Corporation subsidiary, as co-borrowers, entered into a revolving credit and term loan agreement with Banknorth, N.A. (the “Lender”) providing the Company with a $2,000,000 demand revolving credit and four year term loan facility (the “Credit Facility”).  The Credit Facility was comprised of (i) a $1,000,000 demand revolving line of credit (the “Revolving Credit Line”), and (ii) a $1,000,000 four year term promissory note (the “Term Loan”), which was paid down in full as of March 3, 2008. The Revolving Credit Line obtains advances thereunder bearing interest at a rate equal to the prime rate (the Prime Rate for the United States borrowings form Banknorth, N.A. as publicly announced)  (5.86% at March 31, 2008).

Loans under the Credit Facility are secured by a collateral pledge to the Lender of substantially all the assets of the Company and its subsidiaries.  The Company’s Microfluidics Corporation subsidiary guaranteed the Company’s obligations to the Lender under the Credit Facility. The Company also pledged to the Lender all shares of Microfluidics Corporation owned by the Company.  The Company is required to meet two covenants on an annual (calendar) basis as of December 31 of a given year as follows: (i) the Company’s senior debt may not be more than four times the amount of its tangible capital base, and (ii) its debt service coverage ratio may not be less than 1.20 to 1.00. On November 20, 2006 the Company and the lender agreed to a modification of the definition of the Debt Service Coverage Ratio. The purpose of the modification was to eliminate significant non-cash items, such as stock-based employee compensation expense, from affecting the ratio.

At December 31, 2007, the Company was not in compliance with the debt coverage ratio, and required a waiver from the lender, which was granted on March 5, 2008.

Due to the subjective acceleration clause and the lock-box arrangement with the Lender, the Revolving Credit Line is classified as a current liability in the consolidated balance sheet. As of March 31, 2008 and December 31, 2007, the outstanding balance on the Revolving Credit Line was $327,000 and $262,000, respectively. As of March 31, 2008 and December 31, 2007, the balance outstanding on the Term Loan was $0 and $62,000, respectively.

14.       Long-Term Debt

Long-term debt as of the following dates consisted of:

(in thousands)	March 31, 2008	December 31, 2007
Term note	$—	$62
Capital leases payable	—	3
	—	65
Less: current portion	—	(65)
Long-term debt, net of current portion	$—	$—

15.       Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.  The effective tax rate calculation includes determining both the current and deferred income tax expense as well as accounting for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets.  We must assess the recoverability of the deferred tax assets by considering whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized.  To the extent we believe

MFIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that recovery does not meet this “more likely than not” standard as required in SFAS No. 109, “Accounting for Income Taxes”, we must establish a valuation allowance. Changes in the valuation allowance are reflected in determining the effective tax rate for the year.

For the three months ended March 31, 2008, the Company recognized no tax provision or benefit due to the loss from operations, nor adjusted the Company’s full valuation allowance against its net deferred tax assets.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase growth in revenue and/or market share, to achieve, maintain, and /or increase operating profitability, and/or to achieve, maintain, and/or increase net operating profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price, (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, (iv) whether the Company’s Microfluidics Reaction Technology (defined below)  will be adopted by customers as a means of producing  innovative materials in large quantities, (v) whether the Company is able to deploy prototype Microfluidics Reaction Technology systems for nanoparticle production and then manufacture and introduce commercial production Microfluidics Reaction Technology equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) those risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q for the period ended March 31, 2008.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

We continue our efforts to commercialize our proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials (“Microfluidics Reaction Technology” or “MRT”). We have undertaken commercialization efforts for our patented Multiple Stream Mixer/Reactor (“MMR”), which is a high, pressure multiple stream mixer/reactor.

In May 2007, we submitted a paper and presented a poster for a new product at the Nano Science and Technology Institute (“NSTI”) Nanotech 2007 Meeting. The presentation introduced a variant of our Microfluidics Reaction Technology, the Co-Reactor process and technology (“Co-Reactor”). The Co-Reactor utilizes our Microfluidizer processor equipped with a co-axial feed to, among other processes; advance the manufacturing nanosuspensions from the bottom up by chemical reactions or physical processes such as crystallization.  It has been demonstrated for a variety of drugs using solvent and anti-solvent crystallization. We anticipate commercialization and introduction of  Co-Reactor technology and equipment in 2009.

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

Our management believes that future commercialization and growth of nanotechnology may be, in large part, enabled by the manufacturing capability of our processing equipment and our Microfluidics Reaction Technology.

We were incorporated in Delaware in 1983.  The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation, and again changed its name effective July 12, 1999 to MFIC Corporation.  We also operated another division, known as the Morehouse-COWLES Division, (“the Division”), from August, 1998 until February 4, 2004, which manufactured and sold a broad line of mechanical fluid materials processing systems used for a variety of dispersing, milling, and mixing applications across a variety of industries. Our principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464 and our telephone number is (617) 969-5452.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2007.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended March 31, 2008. Our critical accounting policies are as follows:

•                  Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers. The customer’s purchase obligations are not contingent upon performance of support services, if any, by us. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, we provide machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statements of operations.

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

•                  Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  We have established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.  Commencing in May of 2006, we amended our warranty by limiting to a period of 90 days our warranty coverage on certain critical wear items.  We are now selling more advanced processor production systems than past years that may require more costly parts. A warranty reserve balance was established during the year ended December 31, 2005. We maintain a warranty reserve in the amount of $59,000 which we believe to be adequate as of March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 vs. March 31, 2007

Revenues

Total revenues for the three months ended March 31, 2008 were approximately $3,522,000, as compared to revenues of $2,801,000 for the comparable prior year period, an increase of approximately $721,000, or 25.7%.

North American sales for the three months ended March 31, 2008 decreased to approximately $1,492,000, or 12.6%, as compared to sales of approximately $1,707,000 for the three months ended March 31, 2007. The decrease in North American sales was principally due to a decrease in the sale of spare parts of approximately $156,000 and a decrease in the sale of machines of approximately $59,000. The overall decrease in sales of spares parts was largely attributable to a rescheduling of the shipment schedule for spare parts under an existing supply order from a customer (“the Customer”). During the three months ended June 30, 2007, the Customer notified us that it was rescheduling the spare parts delivery under an existing order and lengthening the shipping schedule from its original conclusion date in December 2007 to a new conclusion date in June 2008. As a result, there has been a reduction in spare parts purchases from the customer of approximately $160,000 for the quarter ended March 31, 2008.

Foreign sales were approximately $2,030,000 for the three months ended March 31, 2008, compared to $1,094,000 for the three months ended March 31, 2007, an increase of $936,000, or 85.6%. The increase in foreign sales was principally due to an increase in the sale of machines of approximately $776,000 and an increase in the sale of spare parts of approximately $160,000.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2008 was approximately $1,609,000, or 45.7% of revenue, compared to $1,194,000, or 42.6% of revenue, for the comparable prior year period.  The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2008, reflects an increase in sales.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The increase in cost of goods sold as a percentage of sales is primarily attributable to an increase in sales to customers in Asia who purchased machines from the Company at a discount.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2008 were approximately $491,000, compared to $536,000 for the comparable prior year period, a decrease of approximately $45,000, or 8.4%. The decrease in research and development expenses was primarily due to lower research & development expenses of approximately $34,000 and payroll and personnel reductions of approximately $17,000.

Selling Expenses

Selling expenses for the three months ended March 31, 2008 were approximately $932,000, compared to $824,000 for the comparable prior year period, an increase of $108,000, or 13.1%. The increase is primarily attributable to planned increases in consultant fees of approximately $41,000, an increase of commission expenses of approximately $34,000, advertising expenses of approximately $25,000, and an increase in travel & entertainment expenses of approximately $13,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008, were approximately $941,000, compared to $677,000 for the comparable prior year period, an increase of $264,000, or 38.9%. The increase in general and administrative expenses is principally due to an increase in planned payroll and related expenses of approximately $182,000, including a one time cost of approximately $94,000 associated with the retirement of the Company’s president, travel & entertainment expense primarily related to new employees of approximately $44,000, an increase in planned recruiting expenses of approximately $35,000, and an increase in consultants costs of approximately $22,000. These increases were partially offset by a decrease in accounting and legal professional fees of approximately $33,000.

Interest  Income and Expense

Interest expense for the three months ended March 31, 2008 was approximately $5,000 compared to $8,000 for the comparable prior year period, a decrease of approximately $3,000 or 37.5%. The decrease is due to the paydown of our term loan with the lender.

Interest income for the three months ended March 31, 2008 was approximately $11,000 compared to $21,000 for the comparable prior year period, a decrease of $10,000 or 47.6%. The decrease is due to a decrease in cash available for investments.

Income Tax Provision

For the three months ended March 31, 2008, the Company recognized no tax provision or benefit on the loss from operations, and the Company maintains a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2008, the Company had approximately $1,023,000 in cash and cash equivalents, compared to $756,000 as of December 31, 2007. The Company generated cash of $552,000 and $129,000 from operations for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the Company generated cash by a decrease in trade accounts receivables and an increase in current liabilities, partially offset by the loss from operations, an increase in inventories, and an increase in prepaid expenses and other assets. For the three months ended March 31, 2007, the Company generated cash by its decrease in trade accounts receivable partially offset by its increase in inventory due to production requirements for orders, prepaid expenses, and its loss from operations.

The Company used cash of $296,000 and $22,000 for investing activities for the three months ended March 31, 2008 and 2007, respectively.  Net cash used by investing activities for the three months ended March 31, 2008 and 2007 were for the purchase of capital equipment. The Company generated cash of $11,000 from, and used cash of  $11,000 for financing activities for the three months ended March 31, 2008 and 2007, respectively. Net cash used for financing activities for the three months ended March 31, 2008 and 2007 were for principal payments on the term loan and capital equipment loans, partially offset by proceeds from the issuance of common stock.

As of March 31, 2008, the Company maintains a revolving credit line agreement (the “Credit Facility”) with Banknorth, N.A., providing the Company with a $1,000,000, revolving credit line. As of March 31, 2008, the outstanding balance was $327,000 under our revolving credit line.

The Company’s contractual obligations as of March 31, 2008 are as follows:

(in thousands)	Total as of March 31, 2008	Payable During Remainder of 2008	Payable in 2009	Payable in 2010
Operating leases	$1,163	$326	$418	$419

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

Item 4T.               Controls and Procedures

The certificates of the Company’s chief executive officer and controller attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and controller, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and controller, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s chief executive officer and controller concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to regulatory risks and clinical uncertainties.  Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December  31, 2007.  We assume no continuing obligation to update the information contained in this filing.

We have experienced operating losses from continuing operations in two of our last five fiscal years, including the fiscal year ended December 31, 2007, and we may not be able to achieve consistent profitability in the future.

For two of the past five fiscal years, as well as the period ended March  31, 2008, we have experienced losses from continuing operations. During the quarter ended March 31, 2008 and the fiscal year ended December 31, 2007, we had a net loss of $445,000 and $1,507,000 respectively, and it is possible that we will have a net loss in the current fiscal year as we make new investments in our business in anticipation of future growth.

Our continuing losses create substantial risks to us and our future viability, primarily as described in the following risk factor.

Our cash position has been reduced and we may confront liquidity problems.

Our cash and cash equivalents dropped from approximately $1,860,000 at December 31, 2006 to approximately $756,000 at December 31, 2007. As of March 31, 2008, our cash and cash equivalents balance was $1,023,000. Although management believes that our cash position, together with bank financing arrangements already in place, should be sufficient there can be no assurance that we will not confront liquidity issues if revenues do not increase.

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

Our credit facility is comprised of a revolving line of credit in the maximum principal amount of $1,000,000, under which we owed approximately $327,000 at March 31, 2008.

As described above, we have a $1,000,000 revolving line of credit that is necessary to fund our liquidity needs from time to time under which we owed $327,000 at March 31, 2008. The line of credit is subject to repayment on demand by our lender. Although our lender has not indicated any desire to require repayment, the general tightening of the credit markets or a change in the lender’s perception of us as an appropriate credit risk, could result in a demand by the lender that we repay the line of credit in full. In such an event, there can be no assurance that we would be able to obtain alternate financing upon favorable terms, or at all.

We are limited in our ability to acquire property and pay dividends, and we must maintain certain financial covenants as discussed in Liquidity and Capital Resources. Our ability to operate is potentially impacted by our ability to achieve future compliance with the financial covenants of the credit facility.

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

We face substantial concentration of our accounts receivable

Two customers accounted for an aggregate of 31.9% of our revenues for the three months ended March 31, 2008. Historically, our largest single customer has been the Japanese distributor of our Microfluidizer processor equipment and spare parts, which accounted for 7.1% of our revenues for the three months ended March 31, 2008 and 7.0% of our revenues for the three months ended March 31, 2007. Our next historically largest customer accounted for 9.2% of our revenues for the three months ended March 31, 2008, and 17.5% of our revenues for the three months ended March 31, 2007.

Although we are unaware of any plans by any of these customers to reduce their business with us, the loss of any one or more of these customers would be highly problematic for us, and would likely cause a material change in our near-term, and possibly long-term, financial prospects.  In addition, a reduction or delay in orders from any of these customers could have a material adverse effect on our results of operations.

As of March 31, 2008, 15.4% and 7.9% of our trade accounts receivable were due from two customers, respectively, both of which are long-established customers of the Company and neither of which has presented credit issues in the past.  Nevertheless, if either or both of these customers were to default on their obligations to us such default would likely cause a material change in our near-term, and possibly long-term, financial prospects.

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

Our Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002.  In addition, we have neither sought patent protection for our Microfluidizer processor or our interaction chamber nor trademark protection of our Microfluidizer trade name in any country other than the United States.  As such, our proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where our equipment is sold.  Although we have made many alterations, improvements and advances to our equipment over the years and continues to make such advancements with such modification and innovations having been and being treated by us as trade secrets, the lack of our patent protections will expose us to potential competition that would likely have a material adverse effect on us.

To protect our proprietary rights, we rely on a combination of trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means.  In the event of a breach of these protections, there can be no assurance that these measures will prove to have been adequate to protect our interests, or that we will have sufficient resources to prosecute or prevail in an action against a third party.

We may be subjected to increased government regulation which could affect our ability to sell our products outside of the United States.

Although United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or federal regulation, have not had a significant effect on us historically, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales.  The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted.  In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups.  There can be no assurance that sale of our equipment will not be impacted by any such legislation or designation.  Depending upon which countries and sales may be designated for trade restriction such action could have a material adverse effect on our business, financial condition, or results of operations.  Also, certain agreements that may be entered into by us involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

We rely on our top  management and technical personnel.

Our continued operation, innovation and growth are to some significant degree reliant on the continued services of our executive officers and leading technical personnel. There can be no assurance that we will be able to retain such management and technical personnel if employment is offered by other companies better able to pay higher compensation, provide more and better benefits, or willing to offer longer term job security by entering into employment contracts with our employees. Further, there can be no assurance that key executive officers and leading technical personnel will not leave our employment or either die or become disabled to an extent that they cannot render their services to us.  Though we believe that we can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel.  The loss of our top management or leading technical personnel could, therefore, have a material adverse effect on our business, financial condition, or results of operations.

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

We sometimes lease our products to our customers prior to or instead of selling a product to a customer.  Our products are expensive, and customers frequently want to test out a product’s capabilities prior to purchase.  We have had reasonable success in converting leases into subsequent sales of the same or a newer product; however, there is no guarantee that we will continue to be able to convert any of our leases into sales.

We may be subject to product liability claims from our customers or by persons harmed by our customers’ products.

We maintain what we deem to be reasonable levels of product liability coverage through insurance policies with a reasonably small deductible.  Nonetheless, inasmuch as we sell our equipment to a number of customers who make pharmaceutical preparations and consumer cosmetics, there can be no assurance that if a consumer of end products is injured or dies from such product that a suit by an injured party (or a class of similar situated plaintiffs) will not include us as well as the maker of the drug or cosmetic.  Although we may have no control over the manufacture of end-products made on our equipment, we may not be able to bar a plaintiff’s claims against all parties whose products and equipment were involved in the manufacturing process under a variety of legal theories of liability.  We may be required to present a vigorous and costly defense if we cannot be dismissed from such an action. The cost of such legal defense may significantly impact our cash flow.

Our international business operations expose us to a variety of risks.

For the three months ended March 31, 2008 and 2007, shipments outside of North America accounted for approximately 57.6% and 39.1%, respectively, of our net revenues in those periods.  In particular, approximately 7.1% and 7.0% of our net revenues in the three months ended March 31, 2008 and 2007, respectively, resulted from sales to Japan and approximately 9.7% and 3.9% of our net revenues in the three months ended March 31, 2008 and 2007, respectively resulted from sales to China. In addition, approximately 38.8% and 23.7% of our net revenues resulted from sales to Europe in the three months ended March 31, 2008 and 2007, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

We attempt to reduce some of our risk related to sales and shipments outside of the United States by requiring that our contracts generally be paid in United States Dollars.  Nevertheless, a downturn in the economies of Japan, China or Europe might reduce investment in new technology or products while a weakening of foreign currency against the United States Dollar would make our products more expensive, each of which could have a substantial impact on our operating results.

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

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404 (“Section 404”); and continued implementation and maintenance of internal controls necessary for continued compliance with Section 404 may result in our incurring of additional costs.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We were also required to furnish a report by our management on our internal controls over financial reporting beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2007, which did not identify material weaknesses in our internal control systems, there can be no assurance that future material weaknesses in our internal control systems will not be identified as a result of changing financial or operating conditions.  In addition, although we are currently not required to subject our internal controls to audit by our independent registered public accounting firm until at least our fiscal year ending December 31, 2008, there can be no assurance that an audit of our internal controls will not result in the identification of a material weakness.  If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.  In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies.  We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 16.  If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

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

Dated:  May 9, 2008