Form 10-Q
period 2008-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2008-08-12
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

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

MFIC CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of August 12, 2008, 10,277,141 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MICROFLUIDICS INTERNATIONAL CORPORATION

PART I.                   FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,162	$756
Accounts receivable, net of allowance of $41 at June 30, 2008 and December 31, 2007	2,250	2,582
Inventories	2,638	2,353
Prepaid and other current assets	688	281
Total current assets	6,738	5,972
Property and equipment, net	849	325
Patents and licenses, net	58	60
Total assets	$7,645	$6,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit line	$1,012	$262
Current maturities of long-term debt and obligations under capital lease	—	65
Accounts payable	1,449	129
Accrued expenses	1,069	725
Customer advances	464	409
Total current liabilities	3,994	1,590
Total liabilities	3,994	1,590

Stockholders’ equity:

Common stock; $.01 par value; 20,000,000 shares authorized; 10,528,427 and 10,517,178 shares issued; 10,267,981 and 10,256,732 shares outstanding as of June 30, 2008 and December 31, 2007, respectively.	105	105
Additional paid-in capital	17,497	17,378
Accumulated deficit	(13,263)	(12,028)
Treasury stock, 260,446 shares, at cost, as of June 30, 2008 and December 31, 2007	(688)	(688)
Total stockholders’ equity	3,651	4,767
Total liabilities and stockholders’ equity	$7,645	$6,357

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$4,374	$3,557	$7,896	$6,358
Cost of goods sold	2,225	1,453	3,834	2,646
Gross profit	2,149	2,104	4,062	3,712

Operating expenses:
Research and development	572	438	1,062	974
Selling	1,196	984	2,128	1,808
General and administrative	1,175	805	2,118	1,483

Total operating expenses	2,943	2,227	5,308	4,265

Loss from operations	(794)	(123)	(1,246)	(553)
Interest expense	(6)	(1)	(10)	(9)
Interest income	10	17	21	38
Net loss	$(790)	$(107)	$(1,235)	$(524)

Net loss per common share:
Basic	$(0.08)	$(0.01)	$(0.12)	$(0.05)
Diluted	$(0.08)	$(0.01)	$(0.12)	$(0.05)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,267,981	10,180,413	10,267,981	10,151,749
Diluted	10,267,981	10,180,413	10,267,981	10,151,749

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,235)	$(524)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	80	82
Provision for obsolete inventory	(18)	12
Share-based compensation	108	137
Changes in assets and liabilities:
Accounts receivable	332	1,132
Inventories	(267)	(555)
Prepaid expenses and other current assets	(407)	(6)
Accounts payable	1,320	(60)
Accrued expenses	344	(239)
Customer advances	55	(342)
Net cash flows provided by (used in) operating activities	312	(363)

Cash flows from investing activities:
Purchase of property, plant and equipment	(603)	(113)
Net cash flows used in investing activities	(603)	(113)

Cash flows from financing activities:
Proceeds from borrowings on revolver loan	1,012	—
Payments on bank line of credit	(262)	—
Principal repayments on long-term debt and obligations under capital leases	(65)	(130)
Net proceeds from issuance of common stock	11	68
Net cash flows provided by (used in) financing activities	697	(62)
Net change in cash and cash equivalents	406	(538)
Cash and cash equivalents at beginning of period	756	1,860
Cash and cash equivalents at end of period	$1,162	$1,322

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Description of Business

Company Overview

References herein to “we”, “us”,”our”, or “the Company” are to Microfluidics International Corporation.

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three and six months ended June 30, 2008 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).

The balance sheet as of December 31, 2007 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.              Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.              Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This new standard identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

The Financial Accounting Standards Board (“FASB”) believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this statement to achieve that result. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, and it is not expected that this Statement will result in a change in our current practice.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This new standard provides guidance for using fair value to measure assets and liabilities.  The FASB believes SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

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

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.              Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-based Payment” which was adopted January 1, 2006, using the modified prospective transition method.

For the three month periods ended June 30, 2008 and 2007, the Company recognized stock-based employee compensation expense of $54,000 and $99,000, respectively. For the six month periods ended June 30, 2008 and 2007, the Company recognized stock-based employee compensation expense of $108,000 and $137,000, respectively. Stock-based employee compensation expense for the three and six month periods ended June 30, 2008 is included in General and Administrative expense of the unaudited condensed consolidated statement of operations.

The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets. Accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and six month periods ended June 30, 2008 and 2007.

The fair value of each option granted during the three and six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	106.00	115.00	106.00	115.00
Risk-free interest rate	3.34%	4.54%	3.34%	4.54%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

The weighted average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $1.11 and $1.34 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 9% for both 2008 and 2007.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $1,687,000 at June 30, 2008.

The Company has three (3) shareholder approved stock option plans (collectively, the “Stock Option Plans”) as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorized the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans. The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006. Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans. The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors. Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.

At June 30, 2008, 234,121 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended June 30, 2008 and 2007, the Company issued 182,175 and 0 stock options pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant. During the six months ended June 30, 2008 and 2007, the Company issued 408,597 and 72,232 stock options, pursuant to the 2006 Plan, respectively at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant.

During the three months ended June 30, 2008 and 2007 approximately 52,000 and 38,000 shares, respectively, were forfeited. During the six months ended June 30, 2008 and 2007, approximately 52,000 and 48,000 shares, respectively, were forfeited.

During the three months ended June 30, 2008 and 2007 there were 0 and 15,000 shares vested under the 2006 Plan respectively. During the six months ended June 30, 2008 and 2007, approximately 41,000 and 88,000 shares, respectively, were vested. Information regarding option activity for the six months ended June 30, 2008 under the 2006 Plan is summarized below:

			Weighted
			Average
		Weighted	Remaining
	Options	Average Exercise	Contractual
	Outstanding	Price per Share	Term in Years
Options outstanding as of January 1, 2008	1,585,427	$1.35	6.60
Granted	408,597	1.11	9.60
Exercised	—	—
Cancelled	(51,825)	1.57	5.80
Options outstanding as of June 30, 2008	1,942,199	$1.33	6.04
Options exercisable as of June 30, 2008	1,189,464	$1.45	5.55

7.              Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Raw materials	$2,471	$2,140
Work in progress	36	63
Finished goods	321	358
	2,828	2,561
Less: provision for excess inventory	(190)	(208)
Total inventories	$2,638	$2,353

8.              Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Furniture, fixtures and office equipment	$827	$686
Machinery, equipment and tooling	470	455
Leasehold improvements	523	96
	1,820	1,237
Less: accumulated depreciation and amortization	(971)	(912)
	$849	$325

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2008 and 2007, depreciation expense was approximately $39,000 and $37,000, respectively. For the six months ended June 30, 2008 and 2007, depreciation expense was approximately $78,000 and $74,000, respectively.

9.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2008	December 31, 2007
Accrued expenses	$390	$273
Accrued wages and vacation pay	430	164
Accrued commissions	178	234
Accrued warranty	71	54
	$1,069	$725

10.       Earnings Per Share

Basic net (loss) per common share was determined by dividing net (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Shares for computation of basic net loss per share	10,268	10,180	10,268	10,152
Shares for computation of diluted net loss per share	10,268	10,180	10,268	10,152

11.       Industry Segment, Geographic and Enterprise-Wide Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the president and chief executive officer.

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

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2008		2007		2008		2007
North America	$1,430	32.7%	$2,011	56.5%	$2,921	37.0%	$3,718	58.5%
Asia	405	9.3%	604	17.0%	1,070	13.5%	1,034	16.2%
Europe	2,539	58.0%	942	26.5%	3,905	49.5%	1,606	25.3%
	$4,374	100.0%	$3,557	100.0%	$7,896	100.0%	$6,358	100.0%

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.

Glaxo Smith Kline and Novartis accounted for 28.6% and 13.8% respectively, of the Company’s revenues for the three months ended June 30, 2008. Glaxo Smith Kline accounted for 25.9% of the Company’s revenues in the six months ended June 30, 2008.

Two customers accounted for 14.9% and 13.2%, respectively, of the trade accounts receivable as of June 30, 2008. A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

12.       Stockholders’ Equity

During the three months ended June 30, 2008 the Company issued no shares of common stock as a result of the exercise of options by employees and directors. During the three months ended June 30, 2007, the Company issued 10,000 shares of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $13,000.

During the six months ended June 30, 2008 and 2007, the Company issued 0 and 42,450 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $0 and $49,000, respectively.

During each of the three months ended June 30, 2008 and 2007, the Company issued no shares of common stock as a result of the purchase of shares under the Company’s Employee Stock Purchase Plan, (“the Employee Stock Purchase Plan”). During the six months ended June 30, 2008 and 2007, the Company issued 11,249 and 15,353 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $11,000 and $18,000, respectively.

13.       Credit Facility

On June 30, 2008, the Company repaid the entire amount (the “Payoff Amount”) due under its Loan and Security Agreement (All Assets), dated March 3, 2004, with T.D. Banknorth, formerly known as Banknorth, N.A. (“Banknorth”), as modified pursuant to a Loan Modification Agreement dated November 20, 2006. The Payoff Amount was comprised of $1,000,000 in principal, and approximately $12,000 in interest and legal fees.

On June 30, 2008, the “Company” and its wholly owned subsidiary, Microfluidics Corporation, entered into a Loan and Security Agreement (the “Domestic Loan Agreement”) with a new lender, Silicon Valley Bank (“SVB”).  On July 2, 2008, the Company and SVB entered into an Export-Import Bank Loan and Security Agreement (the “Export-Import Loan Agreement”) and together with the Domestic Loan Agreement, created the “SVB Loan Agreement”. The SVB Loan Agreement provides the Borrower with a revolving line of credit (“Revolving Line of Credit”).

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Revolving Line of Credit has a two-year term and allows for a maximum outstanding balance of $2,500,000. The principal amount outstanding under the SVB Loan Agreement will accrue interest at a per annum rate equal to: (a) the greater of (i) five percent (5.00%) or (ii) the Lender’s most recently announced “prime rate,” even if it is not the Lender’s lowest rate, plus (b) one percent (1.00%). SVB’s current prime rate is 5.00%. Interest is payable on the last business day of each month.

The SVB Loan Agreement also requires the Company to maintain two financial covenants: minimum liquidity, at all times, of not less than $500,000 and minimum tangible net worth of not less than $2,500,000 at all times ($3,000,000 on the last day of the third month of each fiscal quarter). The SVB Loan Agreement also imposes on the Company certain additional affirmative covenants.

As of June 30, 2008, the outstanding balance of the SVB Revolving Line of Credit was $1,012,000. As of June 30, 2007 the balance outstanding on Banknorth’s term loan was approximately $188,000 with no outstanding balance on its’ revolving credit line.

14.       Long-Term Debt

Long-term debt as of the following dates consisted of:

	June 30,	December 31,
(in thousands)	2008	2007
Term note	$—	$62
Capital leases payable	—	3
	—	65
Less: current portion	—	(65)
Long-term debt, net of current portion	$—	$—

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

For the three and six months ended June 30, 2008, the Company recognized no tax provision or benefit due to the loss from operations, nor adjusted the Company’s full valuation allowance against its net deferred tax assets.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase growth in revenue and/or market share, to achieve, maintain, and /or increase operating profitability, and/or to achieve, maintain, and/or increase net operating profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price, (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, (iv) whether the Company’s Microfluidics Reaction Technology (defined below)  will be adopted by customers as a means of producing  innovative materials in large quantities, (v) whether the Company is able to deploy prototype Microfluidics Reaction Technology systems for nanoparticle production and then manufacture and introduce commercial production Microfluidics Reaction Technology equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) those risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q for the period ended June 30, 2008.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

We have specialized for over 20 years in manufacturing and marketing a broad line of materials processing systems, more specifically known as high shear fluid processing systems, which are systems used in numerous applications in the chemical, pharmaceutical, biotech, food and cosmetics industries.

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

We were incorporated in Delaware in 1983.  The Company, formerly named Biotechnology Development Corporation, changed its name effective June 8, 1993 to Microfluidics International Corporation, and again changed its name effective July 12, 1999 to MFIC Corporation. On June 18, 2008, we changed the Company’s name back to Microfluidics International Corporation. Our principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464 and our telephone number is (617) 969-5452.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2007.  However, certain of our accounting policies require the application of significant judgment by our management and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended June 30, 2008. Our critical accounting policies are as follows:

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

•                  Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  We have established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.  Commencing in May of 2006, we amended our warranty by limiting to a period of 90 days our warranty coverage on certain critical wear items.  We are now selling more advanced processor production systems than past years that may require more costly parts. We maintain a warranty reserve in the amount of $71,000 which we believe to be adequate as of June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 vs. June 30, 2007

Revenues

Total revenues for the three months ended June 30, 2008 were approximately $4,374,000, as compared to revenues of $3,557,000 for the comparable prior year period, an increase of approximately $817,000, or 22.9.%.

North American sales for the three months ended June 30, 2008 decreased to approximately $1,430,000, or  28.9% as compared to sales of approximately $2,011,000 for the three months ended June 30, 2007. The decrease in North American sales was principally due to a decrease in the sale of machines of approximately $766,000, offset in part by an increase in the sale of spare parts of $185,000. Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

The increase in the sale of spare parts was due to a customer extending their original shipping schedule from its original conclusion date in December 2007, to a new conclusion date in June 2008. This resulted in spare parts purchases of approximately $232,000 for the quarter ended June 30, 2008.

Foreign sales were approximately $2,944,000 for the three months ended June 30, 2008, compared to $1,546,000 for the three months ended June 30, 2007, an increase of $1,398,000, or 90.4%. The increase in foreign sales was principally due to an increase in the sale of machines of approximately $1,304,000 and an increase in the sale of spare parts of approximately $94,000. Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2008 was approximately $2,225,000, or 50.9% of revenue, compared to $1,453,000, or 40.8% of revenue, for the comparable prior year period.

The increase in cost of sales in absolute dollars for the three months ended June 30, 2008, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The increase in cost of goods sold as a percentage of sales is attributable to the sale of laboratory machines in the quarter that had a higher material cost component than laboratory machines sold in past quarters, and increased sales of our custom production machines.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2008 were approximately $572,000, compared to $438,000 for the comparable prior year period, an increase of approximately $134,000, or 30.5%.  The increase in research and development expenses was primarily due to an increase in planned increases in payroll and related costs of approximately $114,000 and an increase in consultants of $21,000.

Selling Expenses

Selling expenses for the three months ended June 30, 2008 were approximately $1,196,000, compared to $984,000 for the comparable prior year period, an increase of $212,000, or 21.5%.  The increase is primarily attributable to planned increases in payroll and related costs of approximately $184,000, an increase in travel and entertainment of approximately $74,000 and an increase in sales meeting expense of approximately $37,000. These increases were partially offset by a decrease in commission expenses of $136,000. The significant decrease in commission expense was primary attributable to the sale of production units directly to customers that had no outside representative for the region in which the unit was sold, resulting in non-commissionable sales.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008, were approximately $1,175,000, compared to $805,000 for the comparable prior year period, an increase of $370,000, or 45.9%.

The increase is primarily attributable to planned increases in payroll and related costs of approximately $273,000, including a one time cost of approximately $95,000 associated with the departure of an officer of the Company, an increase in consultant’s costs of approximately $120,000 and travel costs of approximately $31,000. These increases were partially offset by a decrease in corporate expense of approximately $32,000.

Interest Income and Expense

Interest expense for the three months ended June 30, 2008 was approximately $6,000 compared to $1,000 for the comparable prior year period, an increase of approximately $5,000.

Interest income for the three months ended June 30, 2008 was approximately $10,000 compared to $17,000 for the comparable prior year period, a decrease of $7,000. This decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the three months ended June 30, 2008 and 2007 the Company recognized no tax benefit on the loss from operations, as the Company maintains a full valuation allowance against its deferred tax assets.

Six Months Ended June 30, 2008 vs. June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008 were approximately $7,896,000, as compared to revenues of $6,358,000 for the comparable prior year period, an increase of approximately $1,538,000, or 24.2%.

North American sales for the six months ended June 30, 2008 decreased to approximately $2,921,000, a 21.4% decrease, as compared to sales of approximately $3,718,000 for the six months ended June 30, 2007.  The decrease in North American sales was principally due to a decrease in the sale of machines of approximately $825,000. Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Foreign sales were approximately $4,975,000 for the six months ended June 30, 2008, compared to $2,640,000 for the six months ended June 30, 2007, an increase of $2,334,000, or 88.4%. The increase in foreign sales was principally due to an increase in the sale of machines of approximately $2,080,000 and an increase in the sales of spare parts of approximately $254,000. Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2008 was approximately $3,834,000, or 48.6% of revenue, compared to $2,646,000, or 41.6% of revenue, for the comparable prior year period.

The increase in cost of sales in absolute dollars for the six months ended June 30, 2008, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The increase in cost of goods sold as a percentage of sales is attributable to the sale of laboratory machines for the six months ended June 30, 2008 that had a higher material cost component than laboratory machines sold in the comparable period last year, and increased sales of our custom production machines.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2008 were approximately $1,062,000, compared to $974,000 for the comparable prior year period, an increase of approximately $88,000, or 9.0%.

The increase in research and development expenses was primarily due to planned increases in payroll and related costs of approximately $97,000 and consultant costs of approximately $20,000. These increases were partially offset by a reduction in laboratory supplies of approximately $47,000.

Selling Expenses

Selling expenses for the six months ended June 30, 2008 were approximately $2,128,000 compared to $1,808,000 for the comparable prior year period, an increase of $320,000, or 17.7%. The increase is primarily attributable to planned increases in payroll and related costs of approximately $182,000, an increase in travel and entertainment costs of approximately $87,000, consultant costs of approximately $46,000 and an increase in sales meetings costs of approximately $37,000. These increases were partially offset by a decrease in commission expense of $103,000. The increase in payroll is attributable to the hiring of a more experienced sales staff at a higher remuneration.  The significant decrease in commission expense was primary attributable to the sale of production units directly to customers that had no outside representative for the region, in which the unit was sold, resulting in non-commissionable sales.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008, were approximately $2,118,000, compared to $1,483,000 for the comparable prior year period, an increase of $635,000, or 42.8%.

The increase in general and administrative expenses is principally due to planned increases in payroll and related costs of approximately $455,000, including  one time costs of  approximately $164,000 associated with the retirement of the Company’s president and the departure of an officer of the Company, consultant costs of approximately $142,000, an increase in travel and entertainment due to new employees of approximately $76,000, and an increase in recruiting costs of approximately $19,000. These increases were partially offset by a decrease in accounting and legal professional fees of approximately $39,000 and corporate expense of approximately $24,000.

Interest Income and Expense

Interest expense for the six months ended June 30, 2008 was approximately $10,000 compared to $9,000 for the comparable prior year period, a decrease of approximately $1,000.

Interest income for the six months ended June 30, 2008 was approximately $21,000 compared to $38,000 for the comparable prior year period, a decrease of $17,000. The decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the six months ended June 30, 2008 and 2007 the Company recognized no tax benefit due on the loss from operations, as the Company maintains a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2008, the Company had approximately $1,162,000 in cash and cash equivalents, compared to $756,000 as of December 31, 2007.

For the six months ended June 30, 2008, the Company provided cash of approximately $312,000 by a decrease in trade accounts receivables and an increase in accounts payable and accrued expenses, to fund the net loss from operations and the increase in both inventories and prepaid expenses and other assets. The increase in the accounts payable and accrued expenses was due to the Company’s renegotiation of its revolving line of credit with the new lender.  For the six months ended June 30, 2007, the Company used cash of approximately $363,000 due to an increase in inventories, a decrease in current liabilities, and a loss from operations, partially offset by a decrease in trade accounts receivables.

The Company used cash of $603,000 and $113,000 for investing activities for the six months ended June 30, 2008 and 2007, respectively, for the purchase of capital equipment and renovations to our Company’s facilities.

The Company generated cash of $697,000 and used cash of $62,000 for financing activities for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, the Company generated cash from the proceeds from a new revolving credit line received from Silicon Valley Bank (“SVB”), offset by the pay down of the line of credit from the Company’s previous lender, Banknorth, N.A.

The Company used cash of $62,000 for financing activities for the six months ended June 30, 2007. Net cash used for financing activities for the six months ended June 30, 2007 were for principal payments on the term loan and capital equipment loans, partially offset by proceeds from the issuance of common stock from options exercised and proceeds from stock issued from the Employee Stock Purchase Plan.

As of June 30, 2008, the Company maintains a loan and security agreements (the “Credit Facility”) with Silicon Valley Bank (“SVB”), providing the Company with a $2,500,000, two-year revolving credit line.  As of June 30, 2008, the outstanding balance due under its revolving credit line was approximately $1,012,000. As of June 30, 2007, there was no balance due under its revolving credit line and a balance of $188,000 under its term loan facility with the Company’s previous lender, Banknorth, N.A.

The Company’s contractual obligations as of June 30, 2008 are as follows:

(in thousands)	Total as of June 30, 2008	Payable During Remainder of 2008	Payable in 2009	Payable in 2010
Operating leases	$1,120	$238	$441	$441

Assuming that there is no significant change in the Company’s business, recognizing the significance of large major accounts and the Company obtaining orders for large production machines, the Company believes that cash flows from operations, together with the Credit Facility, and the existing cash balances, will be sufficient to meet its working capital requirements for at least the next twelve months.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

The Company’s variable rate debt is not exposed to cash flow changes but it is exposed to prime rate changes in the event of major financial market fluctuation and the possible requirement to refinance the actual variable rate debt.

Item 4T.               Controls and Procedures

The certificates of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For two of the past five fiscal years, as well as the period ended June 30, 2008, we have experienced losses from continuing operations. During the six months ended June 30, 2008 and the fiscal year ended December 31, 2007, we had a net loss of $1,235,000 and $1,507,000 respectively, and it is possible that we will have a net loss in the current fiscal year as we make new investments in our business in anticipation of future growth.

Our continuing losses create substantial risks to us and our future viability, primarily as described in the following risk factor.

Our cash position has been reduced and we may confront liquidity problems.

Our liquidity, as measured by the ratio of our current assets (minus inventory) to our current liabilities, has fallen from approximately 2.6 as of December 31, 2006 and 2.3 as of December 31, 2007 to approximately 1.0 as of June 30, 2008.  This change is primarily due to increases in drawings under our revolving line of credit and increases in our accounts payable.  Although management believes that our cash position, together with our recently increased bank financing arrangements, should be sufficient to address our liquidity needs, there can be no assurance that we will not confront liquidity issues if revenues do not increase and we return to profitability.

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

Our credit facility is comprised of a revolving line of credit in the maximum principal amount of $2,500,000 under which we owed approximately $1,012,000 at June 30, 2008.

As described above, we have a $2,500,000 revolving line of credit that is necessary to fund our liquidity needs from time to time under which we owed $1,012,000 at June 30, 2008. We are limited in our ability to acquire property and pay dividends, and we must maintain certain financial covenants as discussed in Liquidity and Capital Resources and Note 13 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2008. Our ability to operate is potentially impacted by our ability to achieve future compliance with the financial covenants of the credit facility.

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

We face substantial concentration of our accounts receivable

Two customers accounted for an aggregate of 42.4% of our revenues for the three months ended June 30, 2008.

Historically, our largest single customer was the Japanese distributor of our Microfluidizer processor equipment and spare parts, which accounted for 3.2% of our revenues for the three months ended June 30, 2008 and 4.2% of our revenues for the three months ended June 30, 2007.

Two customers accounted for 42.4% of our revenues for the three months ended June 30, 2008, and the same customers did not have a significant percentage of our revenues for the three months ended June 30, 2007.

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

As of June 30, 2008, 14.9% and 13.2% of our trade accounts receivable were due from two customers, respectively, both of which are long-established customers of the Company and neither of which has presented credit issues in the past.

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

For the three months ended June 30, 2008 and 2007, shipments outside of North America accounted for approximately 67.3% and 43.5%, respectively, of our net revenues in those periods.

In particular, approximately 3.2% and 4.2% of our net revenues in the three months ended June 30, 2008 and 2007, respectively, resulted from sales to Japan and approximately 3.9% and 6.7% of our net revenues in the three months ended June 30, 2008 and 2007, respectively resulted from sales to Korea.

In addition, approximately 58.0% and 26.5% of our net revenues resulted from sales to Europe in the three months ended June 30, 2008 and 2007, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We were also required to furnish a report by our management on our internal controls over financial reporting beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2007, which did not identify material weaknesses in our internal control systems, there can be no assurance that future material weaknesses in our internal control systems will not be identified as a result of changing financial or operating conditions.  In addition, although we are currently not required to subject our internal controls to audit by our independent registered public accounting firm until at least our fiscal year ending December 31, 2009, there can be no assurance that an audit of our internal controls will not result in the identification of a material weakness.  If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.  In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

On June 17, 2008, the Company held the 2008 Annual Meeting of Stockholders at which stockholders of record as of April 24, 2008 were entitled to vote on the following matters:

(1)   To elect five (5) directors to hold office until their successors shall be elected and shall have qualified;

(2)   To ratify the selection of UHY LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008; and

(3)   To amend the Company’s certificate of incorporation to change the corporate name from MFIC Corporation to Microfluidics International Corporation.

As of April 24, 2008, the record date, there were 10,267,981 shares eligible to vote.  As of June 17, 2008, votes representing 9,099,487 shares were cast.  A majority of the stockholders voted in favor of and a motion was made approving the nomination of the directors, ratification of the independent accountants and amendment of the certificate of incorporation to change the Company’s name.  The results of the votes are as follows:

Proposal No. 1 - Election of Directors:
	For	Withheld
Michael C. Ferrara	8,791,617	307,870
James N. Little	6,061,844	3,037,643
Leo Pierre Roy	6,615,711	2,483,776
George Uveges	6,794,511	2,304,976
Eric G. Walters	8,346,756	752,731

Proposal No. 2 - Ratification of Independent Accountants:
	For	Against	Abstain
UHY LLP to serve as independent accountants for the fiscal year ending December 31, 2008	8,844,362	152,114	103,011

Proposal No. 3 - To change the Company’s name :

Amend the Company’s certificate of Incorporation to change the corporate name from MFIC Corporation to Microfluidics International Corporation.
	For	Against	Abstain
	9,046,329	32,267	20,891

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

MICROFLUIDICS INTERNATIONAL CORPORATION

By:	/s/ Michael C Ferrara
Michael C Ferrara
President and Chief Executive Officer

By:	/s/ Brian E. LeClair
Brian E. LeClair
Executive Vice-President and Chief Financial Officer

Dated:  August 12, 2008