Form 10-Q
period 2008-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2008-11-18
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 18, 2008, 18,345,532 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MICROFLUIDICS INTERNATIONAL CORPORATION

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$557	$756
Accounts receivable, net of allowance of $41 both at September 30, 2008 and December 31, 2007	2,913	2,582
Inventories	2,668	2,353
Prepaid and other current assets	721	281
Total current assets	6,859	5,972
Property and equipment, net	967	325
Patents and licenses, net	56	60
Total assets	$7,882	$6,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit line	$1,999	$262
Current maturities of long-term debt and obligations under capital lease	8	65
Accounts payable	1,949	129
Accrued expenses	836	725
Customer advances	386	409
Total current liabilities	5,178	1,590
Total liabilities	5,178	1,590

Stockholders’ equity:

Common stock; $.01 par value; 20,000,000 shares authorized; 10,580,978 and 10,517,178 shares issued; 10,345,532 and 10,256,732 shares outstanding as of September 30, 2008 and December 31, 2007, respectively.	106	105
Additional paid-in capital	17,591	17,378
Accumulated deficit	(14,324)	(12,028)
Treasury stock, 235,446 and 260,446 shares, at cost, as of September 30, 2008 and December 31, 2007, respectively.	(669)	(688)
Total stockholders’ equity	2,704	4,767
Total liabilities and stockholders’ equity	$7,882	$6,357

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$3,511	$2,311	$11,407	$8,670
Cost of goods sold	1,708	1,118	5,542	3,765
Gross profit	1,803	1,193	5,865	4,905

Operating expenses:
Research and development	569	436	1,631	1,411
Selling	1,199	840	3,327	2,649
General and administrative	1,057	784	3,174	2,267
Total operating expenses	2,825	2,060	8,132	6,327

Loss from operations	(1,022)	(867)	(2,267)	(1,422)
Interest expense	(39)	(7)	(50)	(15)
Interest income	—	15	21	53
Net loss	$(1,061)	$(859)	$(2,296)	$(1,384)

Net loss per common share:
Basic	$(0.10)	$(0.08)	$(0.22)	$(0.14)
Diluted	$(0.10)	$(0.08)	$(0.22)	$(0.14)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,299,938	10,203,257	10,278,633	10,168,198
Diluted	10,299,938	10,203,257	10,278,633	10,168,198

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,296)	$(1,384)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	174	122
Provision for obsolete inventory	(18)	12
Share-based compensation	190	178
Changes in assets and liabilities:
Accounts receivable	(331)	1,752
Inventories	(297)	(1,034)
Prepaid expenses and other current assets	(446)	66
Accounts payable	1,820	53
Accrued expenses	111	(123)
Customer advances	(23)	(82)
Net cash flows used in operating activities	(1,116)	(440)

Cash flows from investing activities:
Purchase of property, plant and equipment	(806)	(146)
Net cash flows used in investing activities	(806)	(146)

Cash flows from financing activities:
Proceeds from borrowings on revolver loan	1,999	—
Payments on bank line of credit	(262)
Principal repayments on long-term debt and obligations under capital leases	(57)	(195)
Net proceeds from issuance of common stock	43	89
Net cash flows provided by (used in) financing activities	1,723	(106)
Net change in cash and cash equivalents	(199)	(692)
Cash and cash equivalents at beginning of period	756	1,860
Cash and cash equivalents at end of period	$557	$1,168

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three and nine months ended September 30, 2008 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).

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

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.              Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This new standard identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).

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

For the three month periods ended September 30, 2008 and 2007, the Company recognized stock-based employee compensation expense of $63,000 and $41,000, respectively.  For the nine month periods ended September 30, 2008 and 2007, the Company recognized stock-based employee compensation expense of $171,000 and $178,000, respectively.  Stock-based employee compensation expense for the three and nine month periods ended September 30, 2008 is included in General and Administrative expense of the unaudited condensed consolidated statement of operations.

The Company did not capitalize any stock-based compensation.  The Company has established a valuation allowance for net deferred tax assets.  Accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and nine month periods ended September 30, 2008 and 2007.

The fair value of each option granted during the three and nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	106.00	115.00	106.00	115.00
Risk-free interest rate	3.34%	4.25%	3.34%	4.51%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

The weighted average fair value of stock options granted during the nine months ended September 30, 2008 and September 30, 2007 were $.74 and $1.63 per share, respectively. For the three months ended September 30, 2008, 9,250 stock options were granted.  There were no stock options granted during the three months ended September 30, 2007.  We estimate forfeitures related to option grants at an annual rate of 9% for both 2008 and 2007.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $1,401,000 at September 30, 2008.

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

At September 30, 2008, 722,420 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended September 30, 2008, the Company issued 9,250 stock options pursuant to the 2006 Plan, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant. During the nine months ended September 30, 2008 and 2007, the Company issued 417,847 and 72,232 stock options, pursuant to the 2006 Plan, respectively at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant.

During the three months ended September 30, 2008 and 2007 approximately 498,000 and 16,000 shares, respectively, were forfeited.  During the nine months ended September 30, 2008 and 2007, approximately 550,000 and 64,000 shares, respectively, were forfeited.

Information regarding option activity for the nine months ended September 30, 2008 under the 2006 Plan is summarized below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Options outstanding as of January 1, 2008	1,585,427	$1.35	6.60
Granted	417,847	1.10	9.60
Exercised	(43,391)	0.53	4.00
Cancelled	(550,024)	1.49	6.07
Options outstanding as of September 30, 2008	1,409,859	$1.25	6.67
Options exercisable as of September 30, 2008	1,192,580	$1.45	5.55

7.              Inventories

Inventories consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Raw materials	$2,337	$2,140
Work in progress	62	63
Finished goods	459	358
	2,858	2,561
Less: provision for excess inventory	(190)	(208)
Total inventories	$2,668	$2,353

8.              Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Furniture, fixtures and office equipment	$889	$686
Machinery, equipment and tooling	478	455
Leasehold improvements	656	96
	2,023	1,237
Less: accumulated depreciation and amortization	(1,056)	(912)
	$967	$325

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2008 and 2007, depreciation expense was approximately $86,000 and $36,000, respectively.  For the nine months ended September 30, 2008 and 2007, depreciation expense was approximately $164,000 and $110,000, respectively.

9.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Accrued expenses	$212	$273
Accrued wages and vacation pay	428	164
Accrued commissions	126	234
Accrued warranty	70	54
	$836	$725

10.       Industry Segment, Geographic and Enterprise-Wide Information

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

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2008		2007		2008		2007
North America	$1,971	56.1%	$1,293	55.9%	$4,892	42.9%	$5,012	57.8%
Asia	683	19.5%	587	25.4%	1,753	15.4%	1,621	18.7%
Europe	857	24.4%	431	18.7%	4,762	41.7%	2,037	23.5%
	$3,511	100.0%	$2,311	100.0%	$11,407	100.0%	$8,670	100.0%

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.

No customers accounted for sales greater than 10% of the Company’s revenues for the three months ended September 30, 2008.  There was one customer who accounted for 19.7% of the Company’s revenues for the nine months ended September 30, 2008.

Two customers accounted for 18.6% and 13.4%, respectively, of the trade accounts receivable as of September 30, 2008. A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.       Stockholders’ Equity

During the three months ended September 30, 2008 the Company issued 43,391 shares of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $23,000. During the three months ended September 30, 2007, the Company issued 10,500 shares of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $5,000.

During the nine months ended September 30, 2008 and 2007, the Company issued 43,391 and 52,950 shares, respectively, of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $23,000 and $54,000, respectively.

During each of the three months ended September 30, 2008 and 2007, the Company issued 9,160 and 12,511 shares of common stock as a result of the purchase of shares under the Company’s Employee Stock Purchase Plan, (“the Employee Stock Purchase Plan”). During the nine months ended September 30, 2008 and 2007, the Company issued 20,409 and 27,864 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $20,000 and $35,000, respectively.

12.       Credit Facility

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

On June 30, 2008, the “Company” and its wholly owned subsidiary, Microfluidics Corporation, entered into a Loan and Security Agreement (the “Domestic Loan Agreement”) with a new lender, Silicon Valley Bank (“SVB”).  On July 2, 2008, the Company and SVB entered into an Export-Import Bank Loan and Security Agreement (the “Export-Import Loan Agreement”) and together with the Domestic Loan Agreement, created the “SVB Loan Agreement”. The SVB Loan Agreement provided the Borrower with a revolving line of credit (“Revolving Line of Credit”).

The Revolving Line of Credit had a two-year term and allowed for a maximum outstanding balance of $2,500,000. The principal amount outstanding under the SVB Loan Agreement  accrued interest at a per annum rate equal to: (a) the greater of (i) five percent (5.00%) or (ii) the Lender’s most recently announced “prime rate,” even if it is not the Lender’s lowest rate, plus (b) one percent (1.00%). SVB’s prime rate as of July 7, 2008 was 5.00%. Interest was payable on the last business day of each month. The Company was also required to maintain two financial covenants, and additional affirmative covenants.

As of September 30, 2008, the outstanding balance of the SVB Revolving Line of Credit was approximately $2,000,000. As of September 30, 2007 the balance outstanding on Banknorth’s term loan was approximately $125,000 with no outstanding balance on its’ revolving credit line.

13.       Long-Term Debt

Long-term debt as of the following dates consisted of:

(in thousands)	September 30, 2008	December 31, 2007
Term note	$—	$62
Capital leases payable	8	3
	8	65
Less: current portion	(8)	(65)
Long-term debt, net of current portion	$—	$—

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

For the three and nine months ended September 30, 2008, the Company recognized no tax provision or benefit due to the loss from operations, nor adjusted the Company’s full valuation allowance against its net deferred tax assets.

15.  Subsequent Events

On October 20, 2008, the Company and SVB amended the existing loan and security agreement. Under the new terms, the maximum outstanding balance under the one-year facility may not exceed $2,000,000.  Interest will be charged at the prime rate plus two percent (2%), or six percent (6%), whichever is greater. Interest is payable when the advance made based on such financed receivable is due.  The Company is no longer required to maintain the financial covenants contained in the Revolving Line of Credit, but the amended loan and security agreement contains certain of the affirmative covenants that were set forth in the original loan agreement.  As of October 24, 2008, the outstanding balance under the amended loan and security agreement was approximately $1,500,000.

On November 14, 2008, the Company entered into a financing transaction (the “Financing”) with a strategic investor (the “Investor”).  The terms of the Financing include the issuance of a $5.0 million convertible debenture with a seven year term bearing interest at 9% annually.  The Investor may elect to convert the debt into the Company’s common stock at a price per share of $1.25.  In addition, the Company issued warrants to the Investor to purchase additional common stock in two tranches.  The first tranche is exercisable in whole or in part at $2.00 per share, which could result in the Investor having a forty percent (40%) ownership interest in the Company.  The second tranche is exercisable in whole or in part at $3.00 per share, which could result in an increase of the Investor’s ownership interest in the Company from forty percent (40%) to fifty percent (50%).  In connection with the Financing, the Company’s credit facility with Silicon Valley Bank, as amended on October 20, 2008, was paid in full.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase growth in revenue and/or market share, to achieve, maintain, and /or increase operating profitability, and/or to achieve, maintain, and/or increase net operating profitability.  Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by the Company to differ materially from those described in the forward-looking statements.  The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price, (iii) whether the Company will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s loan agreement with its senior lender, (iv) whether the Company’s Microfluidics Reaction Technology (defined below)  will be adopted by customers as a means of producing  innovative materials in large quantities, (v) whether the Company is able to deploy prototype Microfluidics Reaction Technology systems for nanoparticle production and then manufacture and introduce commercial production Microfluidics Reaction Technology equipment, (vi) whether the Company will achieve a greater proportion of its sales in the future through the sale of advanced processor production systems, and (vii) those risks set forth in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 and in other “Risk Factors” included in the Company’s filings with the Securities and Exchange Commission.  The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2007.  However, certain of our accounting policies require the application of significant judgment by our management and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.  There has been no change to our critical accounting policies through the quarter ended September 30, 2008. Our critical accounting policies are as follows:

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

•                  Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  We have established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.  Commencing in May of 2006, we amended our warranty by limiting to a period of 90 days our warranty coverage on certain critical wear items.  We are now selling more advanced processor production systems than past years that may require more costly parts. We maintain a warranty reserve in the amount of $70,000 which we believe to be adequate as of September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 vs. September 30, 2007

Revenues

Total revenues for the three months ended September 30, 2008 were approximately $3,511,000, as compared to revenues of $2,311,000 for the comparable prior year period, an increase of approximately $1,200,000, or 51.9.%.

North American sales for the three months ended September 30, 2008 increased to approximately $1,971,000, or 52.4% as compared to sales of approximately $1,293,000 for the three months ended September 30, 2007. The increase in North American sales was principally due to an increase in the sale of lab machines of approximately $710,000, offset in part by a decrease in the sale of spare parts of $32,000.

Foreign sales were approximately $1,540,000 for the three months ended September 30, 2008, compared to $1,018,000 for the three months ended September 30, 2007, an increase of $522,000, or 51.3%. The increase in foreign sales was principally due to an increase in the sale of lab machines of approximately $553,000. This increase was attributable to sale of our recently introduced M110P lab machines and a result of the investment made in our European and Asian sale channels.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2008 was approximately $1,708,000, or 48.6% of revenue, compared to $1,118,000, or 48.4% of revenue, for the comparable prior year period.

The increase in cost of sales in absolute dollars for the three months ended September 30, 2008, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 were approximately $569,000, compared to $436,000 for the comparable prior year period, an increase of approximately $133,000, or 30.5%.  The increase in research and development expenses was primarily due to an increase in planned increases in payroll and related costs of approximately $131,000,  an increase in consultants of $20,000, and an increase in travel and entertainment of approximately  $11,000, partially offset by a decrease in laboratory expenses of  approximately $32,000.

Selling Expenses

Selling expenses for the three months ended September 30, 2008 were approximately $1,199,000, compared to $840,000 for the comparable prior year period, an increase of $359,000, or 42.7%.  The increase is primarily attributable to planned increases in payroll and related costs of approximately $155,000, an increase in travel and entertainment of approximately $57,000 and an increase in recruiting costs of approximately $30,000.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008, were approximately $1,057,000, compared to $784,000 for the comparable prior year period, an increase of $273,000, or 34.8%.

The increase is primarily attributable to planned increases in payroll and related costs of approximately $62,000, an increase in consultant’s costs of approximately $76,000 and professional fees of approximately $75,000, and an increase in stock option expense of approximately $25,000, due to the hiring of new employees.

Interest Income and Expense

Interest expense for the three months ended September 30, 2008 was approximately $39,000 compared to $7,000 for the comparable prior year period, an increase of approximately $32,000. The increase is attributable to the increase in borrowing under the line of credit, and the incremental fees associated with an early termination of an investment instrument prior to its maturity date.

As a result of borrowings under the line, there was no interest income for the three months ended September 30, 2008 compared to $15,000 for the comparable prior year period. This decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the three months ended September 30, 2008 and 2007 the Company recognized no tax benefit from the loss from operations, as the Company has a full valuation reserve against its deferred tax assets.

Nine months Ended September 30, 2008 vs. September 30, 2007

Revenues

Total revenues for the nine months ended September 30, 2008 were approximately $11,407,000, as compared to revenues of $8,670,000 for the comparable prior year period, an increase of approximately $2,737,000, or 31.6%.

North American sales for the nine months ended September 30, 2008 of approximately $4,892,000, remained at approximately the same level as compared to sales of approximately $5,012,000 for the nine months ended September 30, 2007.  Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more large production machines.

Foreign sales were approximately $6,515,000 for the nine months ended September 30, 2008, compared to $3,658,000 for the nine months ended September 30, 2007, an increase of $2,857,000, or 78.1%. The increase in foreign sales was principally due to an increase in the sale of both our laboratory and production machines of approximately $2,633,000 and an increase in the sales of spare parts of approximately $224,000.  The expansion of our sales coverage through the investment in sale distribution channels and in our European and Asian markets contributed to the increase in sales.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2008 was approximately $5,542,000, or 48.6% of revenue, compared to $3,765,000, or 43.4% of revenue, for the comparable prior year period.

The increase in cost of sales in absolute dollars for the nine months ended September 30, 2008, reflects the overall increase in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The increase in cost of goods sold as a percentage of sales is attributable to the sale of laboratory machines for the nine months ended September 30, 2008 that had a higher material cost component than laboratory machines sold in the comparable period last year, and increased sales of our custom production machines.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2008 were approximately $1,631,000, compared to $1,411,000 for the comparable prior year period, an increase of approximately $220,000, or 15.6%.  The increase in research and development expenses was primarily due to planned increases in payroll and related costs of approximately $228,000 and consultant costs of approximately $39,000. These increases were partially offset by a reduction in laboratory supplies of approximately $48,000.

Selling Expenses

Selling expenses for the nine months ended September 30, 2008 were approximately $3,327,000 compared to $2,649,000 for the comparable prior year period, an increase of $678,000, or 25.6%. The increase is primarily attributable to planned increases in payroll and related costs of approximately $383,000, an increase in travel and entertainment costs of approximately $144,000, consultant costs of approximately $48,000 and an increase in sales meetings costs of approximately $60,000. These increases were partially offset by a decrease in commission expense of $111,000. The increase in payroll is attributable to the hiring of a more experienced sales staff at a higher remuneration.  The decrease in commission expense was primary attributable to the sale of production units directly to customers that had no outside representative for the region, in which the unit was sold, resulting in non-commissionable sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008, were approximately $3,174,000, compared to $2,267,000 for the comparable prior year period, an increase of $907,000, or 40.0%.

The increase in general and administrative expenses is principally due to planned increases in payroll and related costs of approximately $520,000, including  one time costs of  approximately $164,000 associated with the retirement of the Company’s president and the departure of an officer of the Company, consultant costs of approximately $218,000, an increase in travel and entertainment due to new employees of approximately $83,000, and an  increase in stock option expense related to the hiring of new employees of approximately $57,000.

Interest Income and Expense

Interest expense for the nine months ended September 30, 2008 was approximately $50,000, compared to $15,000 for the comparable prior year period, an increase of approximately $35,000. The increase was due to the increase in borrowing under the line of credit, and fees associated with an early termination of an investment security.

Interest income for the nine months ended September 30, 2008 was $21,000 compared to $53,000 for the comparable prior year period, a decrease of $32,000. The decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the nine months ended September 30, 2008 and 2007 the Company recognized no tax benefit due on the loss from operations, as the Company maintains a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2008, the Company had approximately $557,000 in cash and cash equivalents, compared to $756,000 as of December 31, 2007.

For the nine months ended September 30, 2008, the Company used cash of approximately $1,116,000 by an increase in accounts payable and accrued expenses, to fund the net loss from operations, coupled with increases in inventories, accounts receivable, and prepaid expenses and other assets.  For the nine months ended September 30, 2007, the Company used cash of approximately $440,000 due to an increase in inventories, a decrease in current liabilities, and a loss from operations, partially offset by a decrease in trade accounts receivables.

The Company used cash of $806,000 and $146,000 for investing activities for the nine months ended September 30, 2008 and 2007, respectively, for the purchase of capital equipment and renovations to our Company’s facilities.

The Company generated cash of $1,723,000 and used cash of $106,000 for financing activities for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, the Company generated cash from the proceeds from a new revolving credit line received from Silicon Valley Bank (“SVB”), offset by the pay down of the line of credit from the Company’s previous lender, Banknorth, N.A.

The Company used cash of $106,000 for financing activities for the nine months ended September 30, 2007. Net cash used for financing activities for the nine months ended September 30, 2007 were for principal payments on the term loan and capital equipment loans, partially offset by proceeds from the issuance of common stock from options exercised and proceeds from stock issued from the Employee Stock Purchase Plan.

As of September 30, 2008, the Company maintained a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”), providing the Company with a $2,500,000, two-year revolving credit line.  As of September 30, 2008, the outstanding balance due under its revolving credit line was approximately $2,000,000. As of September 30, 2007, there was no balance due under its revolving credit line and a balance of $125,000 under its term loan facility with the Company’s previous lender, Banknorth, N.A.

On October 20, 2008, the Company amended and restated its credit facility with Silicon Valley Bank.  This new agreement, which is a demand line, provides financing for the Company up to $2,000,000 based on eligible accounts receivables as defined in the loan and security agreement, with no financial covenants.  Management has committed to investments in sales and marketing as part of the current operating plan.  Those investments are likely to draw down our cash in advance of us receiving the additional revenues anticipated from such investments.  With a net loss from operations of approximately $2,300,000 through September 30, 2008, the Company believes cash flow from operations, its existing cash balance, together with this credit facility would not be sufficient to meet the Company’s working capital requirements.  Therefore, as of November 14, 2008, the Company entered into a financing transaction (the “Financing”) with a strategic investor (the “Investor”).  The terms of the Financing include the issuance of a $5.0 million convertible debenture with warrants. The proceeds were received by the Company on November 14, 2008.  In connection with the Financing, the Company’s credit facility with Silicon Valley Bank was paid in full on November 14, 2008 and the SVB facility was terminated.  For additional terms of the Financing, see Note 15 (Subsequent Events) of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2008.

The Company’s contractual obligations as of September 30, 2008 are as follows:

(in thousands)	Total as of September 30, 2008	Payable During Remainder of 2008	Payable in 2009	Payable in 2010
Operating leases	$997	$115	$441	$441

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below (and in our other filings with the Securities and Exchange Commission) and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face, although they reflect the risks that management believes are material at this time.

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

For two of the past five fiscal years, as well as the nine months ended September 30, 2008, we have experienced losses from continuing operations. During the nine months ended September 30, 2008 and the fiscal year ended December 31, 2007, we had a net loss of $2,300,000 and $1,507,000 respectively, and it is anticipated that we will have a net loss in the current fiscal year.

 Our cash position has been reduced and could decrease further if revenues do not increase as anticipated.

Our liquidity, as measured by the ratio of our current assets (minus inventory) to our current liabilities, has fallen from approximately 2.6 as of December 31, 2006 and 2.3 as of December 31, 2007 to approximately .81 as of September 30, 2008.  This change is primarily due to increases in drawings under our revolving line of credit and increases in our accounts payable.  In addition, while management has committed to investing in the growth of our business, particularly with regard to making investments in sales and marketing, those investments are likely to draw down our cash in advance of us receiving the additional revenues anticipated from such investments.  As a result, if revenues do not increase as anticipated, or revenues are delayed beyond expectations, and we continue to experience net losses from operations as described above, our cash position could be further reduced and we could confront liquidity problems of varying degrees even though the Financing that we have obtained is sufficient to meet our cash requirements in the near term.

Our international business operations expose us to a variety of risks.

For the three months ended September 30, 2008 and 2007, shipments outside of North America accounted for approximately 43.9% and 44.1%, respectively, of our net revenues in those periods.

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

Dated:  November 18, 2008