Form 10-Q/A
period 2008-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2008-11-20
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

                                    Yes ☐  No ☒

As of November 18, 2008, 10,345,532 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Microfluidics International Corporation (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 18, 2008 (the “Original Filing”). This Amendment corrects a typographical error appearing on the cover page of the Original Filing regarding the number of shares of the Company’s common stock outstanding as of November 18, 2008.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. All other disclosures and exhibits as filed in the Original Filing are hereby incorporated by reference as to such. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission.

There are no other changes to the Original Filing, other than those outlined in this document. This Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

Dated: November 19, 2008