Form 10-Q
period 2009-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 2009-05-15
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ❑  No ☒

As of May 13, 2009, 10,371,782 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

	MICROFLUIDICS INTERNATIONAL CORPORATION
	TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16-20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

	Signatures	22

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$850	$1,895
Accounts receivable, net of allowance of $44 both at March 31, 2009 and December 31, 2008, respectively	2,536	2,181
Inventories	2,737	2,723
Prepaid and other current assets	220	320
Total current assets	6,343	7,119

Property and equipment, net	1,109	1,121
Other non-current assets	481	480
Total assets	$7,933	$8,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,084	$986
Accrued expenses	1,151	1,233
Customer advances	280	436
Total current liabilities	2,515	2,655

Long-term liabilities:
Convertible debt	4,638	4,625
Total liabilities	7,153	7,280

Stockholders' equity:
Common stock; $.01 par value; 20,000,000 shares authorized; 10,607,228 and 10,592,228 shares issued; 10,371,782 and 10,356,782 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	106	106
Additional paid-in capital	18,072	18,042
Accumulated deficit	(16,729)	(16,039)
Treasury stock, 235,446 shares, at cost, as of March 31, 2009 and December 31, 2008	(669)	(669)
Total stockholders' equity	780	1,440
Total liabilities and stockholders' equity	$7,933	$8,720

See notes to unaudited condensed consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended March 31,
	2009	2008

Revenues	$3,559	$3,522
Cost of sales	1,653	1,609
Gross profit	1,906	1,913

Operating expenses:
Research and development	452	491
Selling	1,216	932
General and administrative	804	941
Total operating expenses	2,472	2,364

Loss from operations	(566)	(451)
Interest expense	(126)	(5)
Interest income	2	11
Net loss	$(690)	$(445)

Net loss per common share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,370,628	10,260,482
Diluted	10,370,628	10,260,482

See notes to unaudited condensed consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	For The Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(690)	$(445)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	96	41
Provision for obsolete inventory	-	(18)
Share-based compensation	26	54
Changes in assets and liabilities:
Accounts receivable	(355)	369
Inventories	(14)	(366)
Prepaid expenses and other current assets	95	(221)
Accounts payable	98	719
Accrued expenses	(82)	130
Customer advances	(156)	289
Net cash flows (used in) provided by operating activities	(982)	552

Cash flows from investing activities:
Purchase of property, plant and equipment	(67)	(296)
Net cash flows used in investing activities	(67)	(296)

Cash flows from financing activities:
Borrowings on revolving credit line	-	65
Principal repayments on long-term debt and obligations under capital leases	-	(65)
Net proceeds from issuance of common stock	4	11
Net cash flows (used in) provided by financing activities	4	11

Net change in cash and cash equivalents	(1,045)	267
Cash and cash equivalents at beginning of period	1,895	756
Cash and cash equivalents at end of period	$850	$1,023

See notes to unaudited condensed consolidated financial statements

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business

Company Overview

References herein to “we”, “us”,“our”, or “the Company” are to Microfluidics International Corporation.

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

The condensed consolidated financial information for the three months ended March 31, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire year.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009.

The condensed consolidated balance sheet as of March 31, 2009 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

4.	Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers. The customer’s purchase obligations are not contingent upon performance of support services, if any, by us. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits have been infrequent and are recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statements of operations.

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

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. On January 1, 2009 we adopted SFAS No. 160 which did not have a material effect on operations.

6.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which was adopted January 1, 2006, using the modified prospective transition method.

For the three month periods ended March 31, 2009 and 2008, the Company recognized stock-based employee compensation expense of $26,000 and $54,000, respectively, which is included in General and Administrative expense of the unaudited condensed consolidated statements of operations.  During the first quarter of 2009 the Company reversed previously recorded stock-based employee compensation charges totaling approximately $32,000 related to terminated employees.  The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets; accordingly, no significant tax benefit on the stock-based compensation was recorded during the three month periods ended March 31, 2009 and 2008. The fair value of each option granted during the three months ended March 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	None	None
Expected volatility	111.00	105.00
Risk-free interest rate	2.00	2.64
Expected life	5.0 years	5.0 years

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $0.54 and $1.10 per share, respectively.  We estimate forfeitures related to options grants at an annual rate of 11% and 9% for 2009 and 2008, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $823,000 at March 31, 2009.

The Company has three (3) shareholder approved stock option plans as follows:  (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorizes the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expired after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans.  The 2006 Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by the Company’s shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At March 31, 2009, approximately 636,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended March 31, 2009 and 2008, the Company issued 385,000 and 226,422 respectively, stock options pursuant to the 2006 Plan, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2009 and 2008, approximately 200,000 shares and 0 shares, respectively, were forfeited and approximately 38,000 and 41,000 shares were vested, respectively under the 2006 Plan.

Information regarding option activity for the three months ended March 31, 2009 under the Plan is summarized below:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
	Outstanding	per Share	Term in Years
Options outstanding as of January 1, 2009	1,284,682	$1.37	4.55
Granted	385,000	0.54	10.00
Cancelled	(200,372)	1.06	-
Exercised	-	-	-
Options outstanding as of March 31, 2009	1,469,310	$1.17	8.40

Options exercisable as of March 31, 2009	663,443	$1.47	6.52

On November 17, 2004, we entered into a general financial and advisory services agreement with Maxim Group LLC, pursuant to which Maxim Group LLC was granted, on April, 1, 2005, a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $3.20 per share.  These warrants were issued pursuant to the exemption to the registration requirements of the Securities Act of 1933, as amended, available under Section 4(2) of that Act.  Maxim Group LLC was an “accredited investor” pursuant to the rules of the Securities and Exchange Commission. We filed a registration statement on Form SB-2, which was declared effective on June 5, 2006, for purposes of registering the shares of common stock underlying the warrants. Maxim Group LLC has waived its rights to receive, based upon the date that the registration statement on Form SB-2 was declared effective, an additional warrant to purchase shares of our common stock. The warrants were exercisable in whole or in part at any time on or prior to April 1, 2008.  In addition, the warrants provide for certain adjustments to the exercise price upon the issuance by us of certain securities at a price below $3.20. On April 1, 2008, Maxim Group LLC failed to exercise any of the warrants; consequently these warrants have expired.

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Raw materials	$2,323	$2,485
Work in progress	206	63
Finished goods	404	371
	2,933	2,919
Less: provision for excess inventory	(196)	(196)
Total inventories	$2,737	$2,723

8.	Property and Equipment

Property, plant and equipment consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Furniture, fixtures and office equipment	$902	$893
Machinery, equipment and tooling	530	505
Leasehold improvements	902	869
	2,334	2,267
Less: accumulated depreciation and amortization	(1,225)	(1,146)
Property and Equipment, net	$1,109	$1,121

For the three months ended March 31, 2009 and 2008, depreciation expense was approximately $79,000 and $39,000, respectively.

9.	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Accrued expenses	$392	$549
Accrued wages and vacation pay	330	360
Accrued commissions	370	253
Accrued warranty	59	71
Total accrued expenses	$1,151	$1,233

10.	Earnings (loss) Per Share

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

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Shares for computation of basic net loss per share	10,370,628	10,260,482
Effect of dilutive stock options and warrants	-	-
Shares for computation of diluted net loss per share	10,370,628	10,260,482

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

Approximate sales to customers by geographic markets, are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
North America	$2,439	$1,492
Asia	396	665
Europe	724	1,365
	$3,559	$3,522

The users of the Company’s systems are in various industries, including the chemical, pharmaceuticals, food, cosmetic and biotechnology industries.  For the three months ended March 31, 2009 no customer accounted for greater than 10% of revenue.  For the three months ended March 31, 2008 a single customer accounted for 22.7% of the Company’s revenues.  One customer accounted for 9.0% of the trade accounts receivable as of March 31, 2009.  Two customers accounted for 15.4% and 7.9%, respectively, of the trade accounts receivable as of March 31, 2008. A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

The Company sells its products in various countries.  The Company’s sales in North America, including the United States, Canada, and Mexico, accounted for approximately 68.5% of the Company’s revenues in the three months ended March 31, 2009 and approximately 42.4% of the Company’s revenues in three months ended March 31, 2008.  Sales to the rest of the world accounted for approximately 31.5% of the Company’s revenues in the three months ended March 31, 2009 and approximately 57.6% of the Company’s revenues in the three months ended March 31, 2008.  Sales through the Company’s exclusive distributor in Japan accounted for approximately 1.0% of the Company’s revenues in the three months ended March 31, 2009 and 7.1% of the Company’s revenues in the three months ended March 31, 2008. Sales through the Company’s representative in China accounted for approximately 3.0% of the Company's revenues in the three months ended March 31, 2009 and 9.7% of the Company's revenues in the three months ended March 31, 2008.

12.	Stockholders’ Equity

During the three months ended March 31, 2009 and March 31, 2008 the Company issued no shares of common stock as a result of the exercise of options by employees and directors. During the three months ended March 31, 2009 and 2008, the Company issued 15,000 and 11,249 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $4,000 and $11,000, respectively.

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13.	Credit Facility

On June 30, 2008, the “Company” and its wholly owned subsidiary, Microfluidics Corporation, entered into a Loan and Security Agreement (the “Domestic Loan Agreement”) with Silicon Valley Bank (“SVB”), which it used to payoff its previous loan agreement with T.D. Banknorth, formerly known as Banknorth, N.A. (“Banknorth”), in the amount of  $1,000,000 in principal, and approximately $12,000 in interest and legal fees.

On July 2, 2008, the Company and SVB entered into an Export-Import Bank Loan and Security Agreement (the “Export-Import Loan Agreement”) and together with the Domestic Loan Agreement, created the “SVB Loan Agreement”. The SVB Loan Agreement provided the Borrower with a revolving line of credit (“Revolving Line of Credit”).  The Revolving Line of Credit had a two-year term and allowed for a maximum outstanding balance of $2,500,000. The principal amount outstanding under the SVB Loan Agreement  accrued interest at a per annum rate equal to: (a) the greater of (i) five percent (5.00%) or (ii) the Lender’s most recently announced “prime rate,” even if it is not the Lender’s lowest rate, plus (b) one percent (1.00%). SVB’s prime rate as of July 7, 2008 was 5.00%. Interest was payable on the last business day of each month. The Company was also required to maintain two financial covenants, and additional affirmative covenants.  The Revolving Line of Credit was repaid in connection with the issuance of the Debenture, as described in Note 14.

14.	Long-Term Debt

Long-term debt as of the following dates consisted of:

(in thousands)	March 31, 2009	December 31, 2008
Convertible debt, (net of discount of $362 in 2009 and $375 in 2008)	$4,638	$4,625
Less: current portion	-	-
Long-term debt, net of current portion	$4,638	$4,625

On November 14, 2008, the Company issued a convertible debenture (the “Debenture”) with a principal face value of $5,000,000  and a warrant (the “Warrant”) to Global Strategic Partners, LLC, a Delaware limited liability company (“GSP”) pursuant to a Debenture and Warrant Purchase Agreement (the “Agreement”).  The principal of the Debenture will mature and be payable on November 14, 2015.  Interest on the Debenture is payable quarterly.  Upon occurrence of certain events of default, as defined in the Debenture, all amounts will be immediately due and payable.  The Debenture is secured by all assets, property rights and interests of the Company.  It shall be senior to all other indebtedness of the Company, except for certain bank guarantees as defined in the Debenture. In connection with the issuance of the Debenture,  the Company repaid the entire amount  due under Revolving Line of Credit.  The payoff amount was approximately $1,050,000.

 At the election of GSP, the Debenture is convertible in whole or part, into the Company’s common stock, par value $0.01 per share, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs into a number of shares of our common stock equal to the quotient of (i) the outstanding principal amount of the Debenture, divided by (ii) $1.25. Debenture to GSP, which will be convertible.

    In May 2009 the Company and GSP agreed to defer the interest payments due and payable on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.

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

For the three months ended March 31, 2009, the Company recognized no tax provision or benefit due to the loss from operations, nor adjusted the Company’s full valuation allowance against its deferred tax assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including, but not limited to, statements relating to our plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability.  Forward-looking statements may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” and other similar words. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by us to differ materially from those described in the forward-looking statements.  Such risks and uncertainties that could cause actual results or business conditions to differ materially from those projected or suggested in such forward-looking statements include, but not limited to, the following risks and uncertainties: (i) whether the performance advantages of our Microfluidizer materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in our stock price, (iii) whether we will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to our ability to maintain compliance with the covenants and terms of our loan agreement in place at that time, if any, (iv) whether our technology will be adopted by customers as a means of producing MRT, as defined below, innovative materials in large quantities, (v) whether we are able to deploy prototype MRT placements and then manufacture and introduce commercial production MRT equipment, (vi) whether we will achieve a greater proportion of our sales in the future through the sale of advanced processor production systems, and (vii) as well as those risks set forth in Part II Item 1A, “Risk Factors.”  We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

We have, for over 20 years, specialized in manufacturing and marketing a broad line of high shear fluid processing systems used in numerous applications in the chemical, pharmaceutical, biotech, food and cosmetics industries.

Our line of high shear fluid processor equipment, marketed under our Microfluidizer trademark and trade name, process premixed formulations to produce small uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions.  The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products.  Further, we guarantee scale up of formulations and results on our processor equipment from 10 milliliters per minute on our laboratory and bench top models to more than 15 gallons per minute on our pilot and production models.

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

We intend to pursue patent protection in the United States and select foreign jurisdictions with respect to proprietary aspects of our Microfluidics Reaction Technology (MRT).  U.S. Patent filing commenced in March 2008 and Patent Convention Treaty (PCT) filing will commence in March 2009 with national patents to follow in approximately 12-18 months.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2008 as filed with the SEC.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

●      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB” No. 104, “Revenue Recognition in Financial Statements”). Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectibility is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers. The customer’s purchase obligations are not contingent upon performance of support services, if any, by us. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, we provide machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statement of operations.

●      Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts such that the amounts reflect estimated net realizable value.  If actual uncollectible amounts significantly exceed the estimated allowance, our operating results would be significantly and adversely affected.

●     Inventory Valuation.  We value our inventory at the lower of our actual cost or the current estimated market value.  We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage for the prior twenty-four month period.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

●      Product Warranties.  Our products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of our products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  We have established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.  Commencing in May of 2006, we amended our warranty by limiting to a period of 90 days our warranty coverage on certain critical wear items.  We are now selling more advanced processor production systems than past years that may require more costly parts.

Results of Operations

Three Months Ended March 31, 2009 vs. March 31, 2008

Revenues

Total revenues for the three months ended March 31, 2009 were approximately $3,559,000, as compared to revenues of $3,522,000 for the comparable prior year period, an increase of approximately $37,000, or 1.1%.

North American sales for the three months ended March 31, 2009 increased to approximately $2,439,000, or 63.5%, as compared to sales of approximately $1,492,000 for the three months ended March 31, 2008. The increase in North American sales was principally due to an increase in the sale of machines of approximately $1,330,000 partially offset by a decrease in spare part sales of approximately $457,000. Foreign sales were approximately $1,120,000 for the three months ended March 31, 2009, compared to $2,030,000 for the three months ended March 31, 2008, a decrease of $910,000, or 44.8%. The decrease in foreign sales was principally due to pricing pressure from our Asia/Pacific markets and the global economic crisis resulting in a decrease in foreign machine sales of approximately $713,000 and a decrease in foreign spare parts sales of approximately $197,000.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2009 was approximately $1,653,000, or 46.4% of revenue, compared to $1,609,000, or 45.7% of revenue, for the comparable prior year period.  The increase in cost of goods sold in absolute dollars for the three months ended March 31, 2009, reflects a slight increase in machine component costs.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 were approximately $452,000, compared to $491,000 for the comparable prior year period, a decrease of approximately $39,000, or 7.9%. The decrease in research and development expenses was primarily due to lower fees from outside consultants of approximately $35,000 and lower research & development expenses of approximately $24,000 offset by slightly higher occupancy costs.

Selling Expenses

Selling expenses for the three months ended March 31, 2009 were approximately $1,216,000, compared to $932,000 for the comparable prior year period, an increase of $284,000, or 30.5%. The increase is primarily attributable to planned increases in headcount and related personnel fees of approximately $208,000, an increase of commission expenses of approximately $79,000, based on product mix, travel related selling expenses of approximately $46,000, partially offset by a decrease in consulting and professional fees of approximately $49,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009, were approximately $804,000, compared to $941,000 for the comparable prior year period, a decrease of $137,000, or 14.6%. The decrease in general and administrative expenses is principally due to a decrease in overall headcount and related expenses of approximately $106,000, a decrease in fees paid to outside consultants of approximately $90,000, and a decrease in recruiting expenses of approximately $45,000. These decreases were partially offset by severance related charges for terminated employees of approximately $97,000 and an increase in facility and other related charges of approximately $38,000.

Interest Income and Expense

Interest expense for the three months ended March 31, 2009 was approximately $126,000 compared to $5,000 for the comparable prior year period, an increase of approximately $121,000. The increase is due to interest payments on the $5 million of convertible debt that we issued in November 2008 to an accredited investor.  The convertible debt bears a fixed rate of interest of 9%.

Interest income for the three months ended March 31, 2009 was approximately $2,000 compared to $11,000 for the comparable prior year period, a decrease of $9,000 or 81.8%. The decrease is due to a decrease in cash available for investments.

Income Tax Provision

For the three months ended March 31, 2009, the Company recognized no tax provision or benefit on the loss from operations, and the Company maintains a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

Liquidity

Currently, we require cash to fund our working capital needs. We fund our cash requirements primarily through operations and customer deposits. We expect to fund our liquidity requirements, including interest on our convertible debt and capital expenditures, primarily through revenue and bookings for which we receive deposits in advance of shipment.

We anticipate that with our expected revenues and customer deposits, together with our existing cash balance at March 31, 2009, we would have sufficient capital to meet our working capital requirements for the next twelve months if our cost cutting is successful.  Additionally, given fluctuations in the timing and size of customer orders and deposits, we are working on securing senior bank financing up to $1.0 million to improve cash management and provide the business greater short-term liquidity.   If we do not achieve the revenues and customer deposits as and when planned, we may need to access additional sources of financing, including the proposed senior bank financing. If these additional sources of liquidity are unavailable to us, we may face very substantial liquidity pressures that we may not be able to sustain.  While we are working on securing senior bank financing, the state of the credit markets coupled with our history of losses may make it difficult to secure a working capital line, or any additional debt, on acceptable terms.

Long Term Debt

On November 14, 2008 we entered into the Agreement with, and sold the Debenture to, Global Strategic Partners.  The Debenture bears interest at nine percent (9.0%) payable quarterly in arrears. The Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Debenture upon the occurrence of an Event of Default. GSP may, at its option, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Debenture into shares of our common stock at a $1.25  per share.

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

As of March 31, 2009, we did not have a credit line or bank facility in place.  In May 2009 the Company and GSP agreed to defer the interest payments due and payable on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.

 Operating, Investing and Financing Activities

As of March 31, 2009, we had approximately $850,000 in cash and cash equivalents, compared to $1,895,000 as of December 31, 2008.  Our operating activities used cash of $982,000 for the three months ended March 31, 2009.  The decrease in cash flows was primarily due to working capital fluctuations particularly an increase in accounts receivable and net loss for the period.

As of December 31, 2008, we had approximately $1,895,000 in cash and cash equivalents, compared to $756,000 as of December 31, 2007.  For the year ended December 31, 2008, the Company used cash of approximately $2,559,000 by an increase in account payables and accrued expenses to fund our net loss, our investment in inventories, and increase in prepaid expenses, primarily due to the Financing costs, which was offset by a decrease in trade account receivables.

The Company used cash of $67,000 and $296,000 for investing activities for the three months ended March 31, 2009 and 2008, respectively, for the purchase of capital equipment and renovations to our Company’s facilities.

The Company generated cash of $4,000 and $11,000 for financing activities for the three months ended March 31, 2009 and 2008, respectively.

Contractual Obligations

 Our contractual obligations as of March 31, 2009 are as follows:
		Payment due by period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible debt (1)	$7,604	$450	$900	$900	$5,354
Operating leases	1,227	474	735	18	-
Purchase obligations (2)	9	9	-	-	-
	$8,840	$933	$1,635	$918	$5,354

        (1)             Includes principal and interest payments, principal is due only at maturity unless called upon following an event of default under the convertible debenture agreement.  See discussion above on Long Term Debt.

(2)             Purchase obligations consist of commitments for production materials and supplies.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.	Controls and Procedures

The certificates of the Company's chief executive officer and chief accounting officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief accounting officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31 2009. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive officer and controller, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2009, the Company's chief executive officer and chief accounting officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” and other similar words   Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10K for the periods ended December 31, 2008.  We assume no continuing obligation to update the information contained in this filing.

We have experienced operating losses from continuing operations in three of our last five fiscal years, including the fiscal year ended December 31, 2008, and we may not be able to achieve consistent profitability in the future.

 For three of the past five fiscal years, as well as the three months ended March 31, 2009, we have experienced losses from continuing operations.  During the quarter ended March 31, 2009 and the year ended December 31, 2008 we had a net loss of $690,000 and $4,011,000, respectively.   It is anticipated that, even with the expenses changes implemented in first quarter in 2009, the Company will have a net loss in the current fiscal year.

The Company must become cash-flow positive.

 We believe that our existing cash, expected revenue, customer deposits, and potential senior bank financing should be sufficient to meet our working capital requirements for the next twelve months.  In the first quarter of 2009 we have initiated an aggressive cost reduction program that includes headcount reductions as well as the elimination of all non-essential discretionary spending such as travel, consulting and marketing programs.  However, if we sustain a revenue shortfall that we can’t compensate for through additional cost cuts, or our potential senior bank financing is not obtained or obtained and subsequently withdrawn, it is possible that we could face unsustainable liquidity pressures.  This concern is accentuated by the fact that current credit markets, coupled with our history of losses, has made it possible that we would not be able to obtain alternative or additional financing.  Under these circumstances, it is possible that we could default under our financing agreements, which default could force us to seek protection under the bankruptcy laws and cause our investors to sustain a loss of their investment in our shares.

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

 The capital and credit markets have been experiencing extreme volatility and disruption.  In recent months, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions.  Some of these financial institutions, including banks, have had difficulty performing regular services and in some cases have failed or otherwise been largely taken over by governments. If we are unable to access some or all of our cash on deposit, either temporarily or permanently, it could have a negative impact on our operations, including our reported net income, or our financial position, or both.

The occurrence of an event of  default under our financing could result in substantial losses to our stockholders.

 The $5,000,000 in financing that we received in November, 2008 (the “Financing”) would become immediately due and payable upon the occurrence of an Event of Default under the Financing documents.  See also the Form 8-K filed by the Company with the Securities and Exchange Commission on November 20, 2008 (the “Financing 8-K”) for a full discussion of the events that constitute an Event of Default.  Although most of the Events of Default are standard provisions relating to timely payments, accuracy of representations, solvency, and the absence of a change of control, an Event of Default will also occur if our stockholders fail to approve an increase in our authorized shares to a number sufficient to allow the Warrant (defined and discussed under “Sales of Unregistered Securities” in Part II, Item 5) to be exercised in full, which event is entirely beyond the control of management.  We have submitted an amendment to our certificate of incorporation increasing the number of common stock authorized under our certificate of incorporation for shareholder approval at our annual meeting to be held on June 4, 2009.  If any Event of Default occurs, there can be no assurance that we would be able to repay the Financing or be able to raise additional funds to make such payment.  Failure to repay the Financing could force us to reorganize our debts, possibly in bankruptcy, in which event our common stock could likely become worthless.

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

 Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the NYSE Amex, the New York Stock Exchanges or The NASDAQ Stock Market).  In general, over the past two years, fewer than 20,000 shares of our common stock have traded on a daily basis.

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

 For the three months ended March 31, 2009 and 2008, shipments outside of North America accounted for approximately 31.5% and 57.6%, respectively, of our net revenues in those periods.  In particular, approximately 1.0% and 7.1% of our net revenues in the three months ended March 31, 2009 and 2008, respectively, resulted from sales to Japan and approximately 3.1% and 9.7% of our net revenues in the three months ended March 31, 2009 and 2008, respectively resulted from sales to China. In addition, approximately 20.3% and 38.8% of our net revenues resulted from sales to Europe in the three months ended March 31, 2009 and 2008, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product

We attempt to reduce some of our risk related to sales and shipments outside of the United States by requiring that our contracts generally be paid in United States Dollars.  Nevertheless, a downturn in the economies of Japan, Korea or Europe might reduce investment in new technology or products while a weakening of foreign currency against the United States Dollar would make our products more expensive, each of which could have a substantial impact on our operating results.

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

Exhibits

10.1(1)
Amendment No. 2 to Registration Rights Agreement, Amendment No. 2 to Debenture and Warrant Purchase Agreement, and Amendment No. 1 to Security Agreement dated as of March 11, 2009 by and between Microfluidics International Corporation and Global Strategic Partners, LLC.

10.1(2)*Letter dated March 9, 2009 from Microfluidics International Corporation to Peter F. Byczko.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2009.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 31, 2009.

*   This exhibit relates to a management contract or to a compensatory plan or arrangement.

The file number for our Securities Exchange Act reports is 0-11625

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microfluidics International Corporation

By:  /s/ Michael C. Ferrara
Michael C. Ferrara
Chief Executive Officer

By:  /s/ Peter F. Byczko
Peter F. Byczko
Vice President Finance & Chief Accounting Officer

Dated:  May 15, 2009