Form 10-Q
period 2009-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2009-08-14
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of August 14, 2009, 10,383,782 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

Table of Contents

MICROFLUIDICS INTERNATIONAL CORPORATION

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17-21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

	Certifications

 PART I.                   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$402	$1,895
Accounts receivable, net of allowance of $44 at both June 30, 2009 and December 31, 2008	2,788	2,181
Inventories	2,843	2,723
Prepaid and other current assets	285	320
Total current assets	6,318	7,119

Property and equipment, net	1,034	1,121
Other non-current assets	464	480
Total assets	$7,816	$8,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,151	$986
Accrued expenses	938	1,233
Customer advances	409	436
Total current liabilities	2,498	2,655

Long-term liabilities
Convertible debt	4,652	4,625
Total liabilities	7,150	7,280

Stockholders’ equity:

Common stock; $.01 par value; 30,000,000 and 20,000,000 shares authorized; 10,607,228 and 10,592,228 shares issued; 10,371,782 and 10,356,782 shares outstanding as of June 30, 2009 and December 31, 2008, respectively.	106	106
Additional paid-in capital	18,135	18,042
Accumulated deficit	(16,906)	(16,039)
Treasury stock, 235,446 shares, at cost, as of June 30, 2009 and December 31, 2008	(669)	(669)
Total stockholders’ equity	666	1,440
Total liabilities and stockholders’ equity	$7,816	$8,720

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$3,469	$4,374	$7,028	$7,896
Cost of sales	1,493	2,225	3,146	3,834
Gross profit	1,976	2,149	3,882	4,062

Operating expenses:
Research and development	393	572	845	1,062
Selling	913	1,196	2,129	2,128
General and administrative	722	1,175	1,526	2,118
Total operating expenses	2,028	2,943	4,500	5,308

Loss from operations	(52)	(794)	(618)	(1,246)
Interest expense	(126)	(6)	(252)	(10)
Interest income	1	10	3	21
Net loss	$(177)	$(790)	$(867)	$(1,235)

Net loss per common share:
Basic	$(0.02)	$(0.08)	$(0.08)	$(0.12)
Diluted	$(0.02)	$(0.08)	$(0.08)	$(0.12)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,371,782	10,267,981	10,371,205	10,267,981
Diluted	10,371,782	10,267,981	10,371,205	10,267,981

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	For The Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(867)	$(1,235)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	195	80
Provision for obsolete inventory	—	(18)
Share-based compensation	88	108
Changes in assets and liabilities:
Accounts receivable	(607)	332
Inventories	(120)	(267)
Prepaid expenses and other current assets	43	(407)
Accounts payable	165	1,320
Accrued expenses	(295)	344
Customer advances	(27)	55
Net cash flows (used in) provided by operating activities	(1,425)	312

Cash flows from investing activities:
Purchase of property, plant and equipment	(72)	(603)
Net cash flows used in investing activities	(72)	(603)

Cash flows from financing activities:
Proceeds from borrowings on revolver loan	—	1,012
Payments on bank line of credit	—	(262)
Principal repayments on long-term debt and obligations under capital leases	—	(65)
Net proceeds from issuance of common stock	4	11
Net cash flows provided by financing activities	4	697
Net change in cash and cash equivalents	(1,493)	406
Cash and cash equivalents at beginning of period	1,895	756
Cash and cash equivalents at end of period	$402	$1,162

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

2. Interim Financial Statements

The condensed consolidated financial information for the three and six months ended June 30, 2009 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009.

The balance sheet as of December 31, 2008 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3. Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, “Subsequent Events.” SFAS No. 165 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for the Company’s second quarter 2009, and there was no effect from adoption of this standard.

MICROFLUIDICS INTERNATIONAL CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Upon its effective date, the “FASB Accounting Standards Codification,” or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification will have no impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. On January 1, 2009 we adopted SFAS No. 160 which did not have a material effect on our results or financial position.

6. Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-based Payment” which was adopted January 1, 2006, using the modified prospective transition method.

For the three month periods ended June 30, 2009 and 2008, the Company recognized stock based compensation expense of $62,000 and $54,000, respectively.  For the six month periods ended June 30, 2009 and 2008, the Company recognized stock based compensation expense of $88,000 and $108,000, respectively. Stock-based compensation expense for the three and six month periods ended June 30, 2009 and 2008 is included in General and Administrative expense of the unaudited condensed consolidated statement of operations.

The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets. Accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and six month periods ended June 30, 2009 and 2008.

The fair value of each option granted during the three and six month periods ended June 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	111.00	106.00	111.00	106.00
Risk-free interest rate	2.00%	3.34%	2.00%	3.34%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

The weighted average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $0.54 and $1.11 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 11% and 9% for 2009 and 2008, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $770,000 at June 30, 2009.

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has three (3) shareholder approved stock option plans (collectively, the “Stock Option Plans”) as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorized the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expire after June 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans. The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006. Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans. The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors. Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.

At June 30, 2009, 661,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended June 30, 2009 and 2008, the Company issued 150,000 and 182,175 stock options pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant. During the six months ended June 30, 2009 and 2008, the Company issued 535,000 and 408,597 stock options, pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant.

Information regarding option activity for the six months ended June 30, 2009 under the 2006 Plan is summarized below:

			Weighted
			Average
		Weighted	Remaining
	Options	Average Exercise	Contractual
	Outstanding	Price per Share	Term in Years
Options outstanding as of January 1, 2009	1,284,682	$1.37	4.55
Granted	535,000	0.54	10.00
Exercised	—	—	—
Cancelled	(360,073)	1.14	—
Options outstanding as of June 30, 2009	1,459,609	$1.10	8.39
Options exercisable as of June 30, 2009	532,959	$1.51	6.66

7. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Raw materials	$2,121	$2,485
Work in progress	334	63
Finished goods	584	371
	3,039	2,919
Less: provision for excess inventory	(196)	(196)
Total inventories	$2,843	$2,723

MICROFLUIDICS INTERNATIONAL CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Furniture, fixtures and office equipment	$907	$893
Machinery, equipment and tooling	530	505
Leasehold improvements	902	869
	2,339	2,267
Less: accumulated depreciation and amortization	(1,305)	(1,146)
	$1,034	$1,121

For the three months ended June 30, 2009 and 2008, depreciation expense was approximately $80,000 and $39,000, respectively. For the six months ended June 30, 2009 and 2008, depreciation expense was approximately $159,000 and $78,000, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Accrued expenses	$266	$549
Accrued wages and vacation pay	221	360
Accrued commissions	392	253
Accrued warranty	59	71
	$938	$1,233

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Shares for computation of basic net loss per share	10,372	10,268	10,371	10,268
Shares for computation of diluted net loss per share	10,372	10,268	10,371	10,268

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Industry Segment, Geographic and Enterprise-Wide Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the president and chief executive officer.  The Company has determined that it conducts its operations in one business segment: the development, manufacture, marketing and sale of process and formulation equipment. The Company’s sales are primarily to companies with processing needs in the pharmaceutical, biotechnology, chemical, food, and cosmetic industries. The Company has less than 1% of total assets in foreign countries. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2009		2008		2009		2008
North America	$1,545	44.5%	$1,430	32.7%	$3,984	56.7%	$2,921	37.0%
Asia	846	24.4%	405	9.3%	1,242	17.7%	1,070	13.5%
Europe	1,078	31.1%	2,539	58.0%	1,802	25.6%	3,905	49.5%
	$3,469	100.0%	$4,374	100.0%	$7,028	100.0%	$7,896	100.0%

  The users of the Company’s systems are in various industries, including the pharmaceutical, biotechnology, chemical, food, and cosmetic industries.

For the three months ended June 30, 2009 one customer accounted for greater than 12.8% of revenue.  For the three months ended June 30, 2008, two customers accounted for 28.6% and 13.8% respectively, of the Company’s revenues. For the six months ended June 30, 2009 no customer accounted for more than 10% of revenue.  For the six month period ended June 30, 2008, one customer accounted for 25.9% of the Company’s revenues.

Two customers each accounted for 10% of the trade accounts receivable as of June 30, 2009 and two customers accounted for 14.9% and 13.2%, respectively, of the trade accounts receivable as of June 30, 2008.  A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

12. Stockholders’ Equity

During the three and six months ended June 30, 2009 and June 30, 2008, the Company issued no shares of common stock as a result of the exercise of options by employees and directors.

During each of the three months ended June 30, 2009 and 2008, the Company issued no shares of common stock as a result of the purchase of shares under the Company’s Employee Stock Purchase Plan, (“the Employee Stock Purchase Plan”).

During the six months ended June 30, 2009 and 2008, the Company issued 15,000 and 11,249 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $4,000 and $11,000, respectively.

13. Credit Facility

On June 30, 2008, the Company and its wholly owned subsidiary, Microfluidics Corporation, entered into a Loan and Security Agreement (the “Domestic Loan Agreement”) with Silicon Valley Bank (“SVB”), which it used to payoff its previous loan agreement with T.D. Bank N.A., formerly known as TD Banknorth, N.A. and prior to that Banknorth, N.A. (“Banknorth”), in the amount of $1,000,000 in principal, and approximately $12,000 in interest and legal fees.

On July 2, 2008, the Company and SVB entered into an Export-Import Bank Loan and Security Agreement (the “Export-Import Loan Agreement”) and together with the Domestic Loan Agreement, created the “SVB Loan Agreement”.

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

14. Long-Term Debt

Long-term debt as of the following dates consisted of:

	June 30,	December 31,
(in thousands)	2009	2008
Convertible debt, (net of discount of $348 in 2009 and $375 in 2008)	$4,652	$4,625
Less: current portion	—	—
Long-term debt, net of current portion	$4,652	$4,625

On November 14, 2008, the Company issued a convertible debenture (the “Debenture”) with a principal face value of $5,000,000 and a warrant (the “Warrant”) to Global Strategic Partners, LLC, a Delaware limited liability company (“GSP”) pursuant to a Debenture and Warrant Purchase Agreement (the “Agreement”).  The principal of the Debenture will mature and be payable on November 14, 2015.  Interest on the Debenture at a rate of nine percent (9.0%) per annum is payable quarterly.  Upon occurrence of certain events of default, as defined in the Debenture, all amounts will be immediately due and payable.  The Debenture is secured by all assets, property rights and interests of the Company.  It shall be senior to all other indebtedness of the Company, except for certain bank guarantees as defined in the Debenture. In connection with the issuance of the Debenture, the Company repaid the entire amount due under Revolving Line of Credit.  The payoff amount was approximately $1,050,000.

In May 2009 the Company and GSP agreed to defer the interest payments due and payable on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of each such quarter beginning on April 1, 2010.

At the election of GSP, the Debenture is convertible in whole or part, into the Company’s common stock, par value $0.01 per share, on the maturity date, the date that any interest payment is due, or the date on which a change of control occurs into a number of shares of our common stock equal to the quotient of (i) the outstanding principal amount of the Debenture, divided by (ii) $1.25.

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

For the three and six months ended June 30, 2009, the Company recognized no tax provision or benefit due to the loss from operations, nor adjusted the Company’s full valuation allowance against its net deferred tax assets.

16.  Subsequent Events

     The Company has assessed the impact of subsequent events through August 14, 2009, the date of the issuance of the consolidated financial statements, and has concluded that there were no such events that require adjustment to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they use words such as "anticipate," "believe," "estimate," "expect," "intend," "project," "plan," "outlook," and other words and terms of similar meaning. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from the potential results discussed in the forward-looking statements. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: our ability to access sufficient working capital, including a new working capital line; our continued compliance with the representations, warranties and covenants under our existing convertible debenture; our continued history of losses, which includes net losses in three of the last five fiscal years; the timing and size of customer orders for our products; the adoption, timing and performance of new technology and products developed by us; changes and advances in technology that may make our products obsolete or reduce demand for our products; our ability to protect and maintain the confidentiality of our intellectual property; our ability to retain key employees and our reliance on a new management team; changes in governmental rules and regulations, including those regulating the exportation of goods; and general economic and business conditions and the financial crisis, including those adversely effecting the pharmaceutical and biotechnology industries. For a more detailed discussion of risks and uncertainties which could cause actual results to differ from those contained in our forward-looking statements, see Item 1A, "Risk Factors" of our most recently filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and our other periodic reports filed with the SEC. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. We are providing this information as of this date, and we do not undertake to update the information included in this press release, whether as a result of new information, future events or otherwise.

Overview

We have, for over 20 years, specialized in manufacturing and marketing a broad line of high shear fluid processing systems used in numerous applications in the pharmaceutical, biotech, chemical food and cosmetics industries.

Our line of high shear fluid processor equipment, marketed under our Microfluidizer trademark and trade name (Microfluidizer®), process premixed formulations to produce small uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanostructures, microemulsions and nanosuspensions.  The equipment produces commercial quantities of such materials important to producers of pharmaceuticals, coatings and other products.  Further, our process equipment allows our customers to scale up formulations and results from 10 milliliters per minute on our laboratory and bench top models to more than 15 gallons per minute on our pilot and production models.

The technology embodied within our Microfluidizer high shear fluid processor is used for formulation of products that are normally very difficult to mix and stabilize.  Microfluidizer processors through process intensification allow manufacturers in the pharmaceutical, biotechnology, chemical, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending, mixing or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of bacterial, yeast, mammalian and/or plant cells and for liposomal encapsulation of materials for the biotech/biopharma and cosmetics industries.

We have begun to take steps toward commercializing our proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials, through a novel adaptation of our Microfluidizer processor equipment that permits the mixing of, and reactions between, streams of different solutions at high pressures.  We refer to this technology as a Multiple Stream High Pressure Mixer/Reactor (MMR).  In August 1997, we filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998.  In July and November 2000, the USPTO issued notices of allowances of utility patent claims regarding the MMR and the use thereof.

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

We continue our efforts to commercialize our proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials (“Microfluidics Reaction Technology” or “MRT”). We intend to pursue patent protection in the United States and select foreign jurisdictions with respect to proprietary aspects of our MRT.  U.S. Patent filing commenced in March 2008 and Patent Convention Treaty (PCT) filing commenced in March 2009 with national patents expected to follow in approximately 12-18 months.

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

●      Accounts Receivable Valuation.  We perform various analyses to evaluate accounts receivable balances and record an allowance for bad debts based on the estimated collectability of the accounts, such that the amounts reflect estimated net realizable value.  If actual uncollectible amounts significantly exceed the estimated allowance, our operating results would be significantly and adversely affected.

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

Results of Operations

Three Months Ended June 30, 2009 vs. June 30, 2008

Revenues

Total revenues for the three months ended June 30, 2009 were approximately $3,469,000, as compared to revenues of $4,374,000 for the comparable prior year period, a decrease of approximately $905,000, or 20.7.%.

North American sales for the three months ended June 30, 2009 increased to approximately $1,545,000, or 8.0% as compared to sales of approximately $1,430,000 for the three months ended June 30, 2008. The increase in North American sales was principally due to an increase in the sale of production machines of approximately $475,000, offset in part by a decrease in the sale of spare parts of $417,000.

Foreign sales were approximately $1,924,000 for the three months ended June 30, 2009, compared to $2,944,000 for the three months ended June 30, 2008, a decrease of $1,020,000, or 34.6% primarily resulting from an abnormally high number of production machines sold in Europe to the pharmaceutical industry during the second quarter of 2008.  Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2009 was approximately $1,493,000, or 43.0% of revenue, compared to $2,225,000, or 50.9% of revenue, for the comparable prior year period.

The decrease in cost of sales in absolute dollars for the three months ended June 30, 2009, reflects the overall decrease in sales. The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of goods sold as a percentage of sales is primarily attributable to the sales price increase taking effect during the quarter and a higher percentage of sales coming from larger production machines with better margins.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2009 were approximately $393,000, compared to $572,000 for the comparable prior year period, a decrease of approximately $179,000, or 31.3%.  The decrease in research and development expenses was primarily due to planned decreases in payroll and related costs of approximately $131,000 and a decrease in expenditures on consultants of $38,000.

Selling Expenses

Selling expenses for the three months ended June 30, 2009 were approximately $913,000, compared to $1,196,000 for the comparable prior year period, a decrease of $283,000, or 23.7%.  The decrease is primarily attributable to planned decreases in payroll and related costs of approximately $62,000, a decrease in travel and entertainment of approximately $52,000, a decrease in freight charges of approximately $49,000, a decrease in advertising expense of approximately $42,000, and a decrease in sales meeting expense of approximately $35,000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009, were approximately $722,000, compared to $1,175,000 for the comparable prior year period, a decrease of $453,000, or 38.6%.  The decrease is primarily attributable to planned decreases in payroll and related costs of approximately $225,000, a decrease in consultant’s costs of approximately $140,000, a decrease in professional fees of approximately $83,000 and a decrease in office supplies costs of approximately $22,000.

Interest Income and Expense

Interest expense for the three months ended June 30, 2009 was approximately $126,000 compared to $6,000 for the comparable prior year period, an increase of approximately $120,000. The increase is due to interest payments on the $5 million of convertible debt that we issued in November 2008.  The convertible debt bears a fixed rate of interest of 9%.

Interest income for the three months ended June 30, 2009 was approximately $1,000 compared to $10,000 for the comparable prior year period, a decrease of $9,000. This decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the three months ended June 30, 2009 and 2008 the Company recognized no tax benefit on the loss from operations, as the Company maintains a full valuation allowance against its deferred tax assets.

Six Months Ended June 30, 2009 vs. June 30, 2008

Revenues

Total revenues for the six months ended June 30, 2009 were approximately $7,028,000, as compared to revenues of $7,896,000 for the comparable prior year period, a decrease of approximately $868,000, or 11.0%.

North American sales for the six months ended June 30, 2009 increased to approximately $3,984,000, a 36.4% increase, as compared to sales of approximately $2,921,000 for the six months ended June 30, 2008.  The increase in North American sales was principally due to an increase in the sale of machines of approximately $1,725,000.

Foreign sales were approximately $3,044,000 for the six months ended June 30, 2009, compared to $4,975,000 for the six months ended June 30, 2008, a decrease of $1,931,000, or 38.8% primarily resulting from an abnormally high number of production machines sold in Europe to the pharmaceutical industry during the second quarter of 2008, offset partially by an increase in the sales of spare parts of approximately $173,000.

Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2009 was approximately $3,146,000, or 44.8% of revenue, compared to $3,834,000, or 48.9% of revenue, for the comparable prior year period.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of goods sold as a percentage of sales is attributable to the sales price increase taking effect during the second quarter of this year and better margins on large production machines

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2009 were approximately $845,000, compared to $1,062,000 for the comparable prior year period, a decrease of approximately $217,000, or 20.4%.  The decrease in research and development expenses was primarily due to planned decreases in payroll and related costs of approximately $117,000, consultant costs of approximately $72,000 and research and laboratory supplies of approximately $28,000.

Selling Expenses

Selling expenses for the six months ended June 30, 2009 were approximately $2,129,000 compared to $2,128,000 for the comparable prior year period, an increase of $1,000.  Increases in payroll and related costs of approximately $152,000, and commission expense of $69,000 were offset by a decrease in advertising expense of $62,000, a decrease in sales meeting expenses of $35,000 and a decrease of consulting and professional fees of $70,000. The increase in payroll is attributable to the hiring of a more experienced sales staff.  The significant decrease in commission expense was primary attributable to the sale of production units directly to customers that had no outside representative for the region in which the unit was sold, resulting in non-commissionable sales.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009, were approximately $1,526,000, compared to $2,118,000 for the comparable prior year period, a decrease of $592,000, or 28.0%.  The decrease in general and administrative expenses is principally due to a reduction in overall headcount and related costs of approximately $325,000, a decrease in consultant and professional fees of approximately $322,000, and a decrease in recruiting costs of approximately $53,000 partially offset by an increase corporate expenses of $79,000 which consist primarily of severance charges for terminated employees.

Interest Income and Expense

Interest expense for the six months ended June 30, 2009 was approximately $252,000 compared to $10,000 for the comparable prior year period, an increase of approximately $242,000.  The increase is due to interest payments on the $5 million of convertible debt that we issued in November 2008 to an accredited investor.  The convertible debt bears a fixed rate of interest of 9%.

Interest income for the six months ended June 30, 2009 was approximately $3,000 compared to $21,000 for the comparable prior year period, a decrease of $18,000. The decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the six months ended June 30, 2009 and 2008 the Company recognized no tax benefit due on the loss from operations, as the Company maintains a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Liquidity

We fund our working capital requirements primarily through operations and customer deposits. We expect to fund our liquidity requirements, including interest on our convertible debt and capital expenditures, primarily through revenue and bookings for which we receive deposits in advance of shipment.

We anticipate that with our expected revenues and customer deposits, together with our existing cash balance at June 30, 2009, we will have sufficient capital to meet our working capital requirements for the next twelve months if our cost cutting is successful.  However, given fluctuations in the timing and size of customer orders and deposits, we are working on securing a working capital line to improve cash management and provide the business greater short-term liquidity.   If we do not achieve the revenues and customer deposits as and when planned, we may need to access additional sources of financing, including the proposed working capital line. If these additional sources of liquidity are unavailable to us, we may face very substantial liquidity pressures that we may not be able to sustain.  While we are working on securing a working capital line, the state of the credit markets coupled with our history of losses may make it difficult to secure a working capital line, or any additional debt, on acceptable terms.

Long Term Debt

On November 14, 2008 we entered into the Debenture and Warrant Purchase Agreement (the “Agreement”) with Global Strategic Partners (“GSP”).  The Debenture bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Debenture upon the occurrence of an Event of Default. GSP may, at its option, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Debenture into shares of our common stock at a $1.25 per share.  In May 2009, GSP agreed to defer the interest payments due and payable under the Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.  The Debenture is secured by all assets, property rights and interests of the Company, except for certain bank guarantees as defined in the Debenture.

    On November 14, 2008 we also issued the Warrant to GSP, giving it the right to purchase up to fifty percent (50%) of our outstanding common stock, on a fully diluted basis, less the number of shares of common stock into which the Debenture is convertible. The Warrant can be exercised by GSP in two (2) tranches at any time prior to the earlier to occur of: (i) the seventh anniversary of the date of the Agreement, (ii) the third anniversary of the date of the Agreement in the event the we retire the Debenture on or before such date (the “Third Anniversary”) or (iii) such time as GSP has acquired fifty percent (50%) of the total number of shares of our common stock then outstanding on a fully diluted basis.

The aggregate number of shares of common stock (the “Tranche One Maximum”) that may be purchased pursuant to one or more tranche one exercises of the Warrant (the “Tranche One Exercises”) is forty percent (40%) of the Common Stock then outstanding on a fully diluted basis, minus that number of shares of Common Stock that GSP is or was entitled to acquire (or has theretofore acquired) upon exercise of the conversion feature of the Debenture.  Notwithstanding the preceding sentence, if all or any portion of the principal amount of the Debenture has been prepaid by us prior to the Third Anniversary, then the Tranche One Maximum will also include a number of shares of common stock equal to the quotient of: (i) the amount of the Debenture’s principal amount that was so repaid by the Third Anniversary, divided by (ii) $1.25 (the “Prepayment Shares”).

The Warrant’s second tranche is exercisable in whole or in part at $3.00 per share.  The aggregate number of shares of common stock that may be purchased pursuant to one or more tranche two exercises of the Warrant (the “Tranche Two Exercises”) is equal to (a) fifty percent (50%) of the common stock then outstanding on a fully diluted basis, minus (b) that number of shares of common stock that GSP is or was entitled to acquire (or has theretofore acquired) upon (i) exercise of the conversion feature of the Debenture, and (ii) the Tranche One Exercise, plus (c) the Prepayment Shares.  A Tranche Two Exercise may only be made after the full number of shares exercisable pursuant to Tranche One Exercises have been purchased.

In connection with this financing, we repaid the entire amount due under the Amended and Restated Loan and Security Agreement, dated as of October 20, 2008, with Silicon Valley Bank and the Amended and Restated Export-Import Bank Loan and Security Agreement, dated as of October 20, 2008, with Silicon Valley Bank. The Payoff amount was approximately $1,050,000.

 As of June 30, 2009, we did not have a credit line or bank facility in place.

 Operating, Investing and Financing Activities

As of June 30, 2009, we had approximately $402,000 in cash and cash equivalents, compared to $1,895,000 as of December 31, 2008.  Our operating activities used cash $1,425,000 for the six months ended June 30, 2009.  The decrease in cash flows was primarily due to working capital fluctuations particularly an increase in accounts receivable and net loss for the period driven by one-time charges consisting primarily of terminated employee salaries and severance.

The Company used cash of $72,000 and $603,000 for investing activities for the six months ended June 30, 2009 and 2008, respectively, for the purchase of capital equipment and renovations to our Company’s facilities.

The Company generated cash of $4,000 and $697,000 from financing activities for the three months ended June 30, 2009 and 2008, respectively.

Contractual Obligations

 Our contractual obligations as of June 30, 2009 are as follows:

(in thousands)		Payment due by period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible debt (1)	$7,844	$170	$1,222	$900	$5,552
Operating leases	1,112	474	626	12	-
Purchase obligations (2)	44	44	-	-	-
	$9,000	$688	$1,848	$912	$5,552

     (1) Includes principal and interest payments, principal is due only at maturity unless called upon following an event of default under the convertible debenture agreement.  (See discussion above on interest in Long Term Debt.)

 (2) Purchase obligations consist of commitments for production materials and supplies.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures

The certificates of the Company's principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2009, the Company's principal executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” and other similar words   Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10K for the period ended December 31, 2008.  We assume no continuing obligation to update the information contained in this filing.

 We have experienced operating losses from continuing operations in three of our last five fiscal years, including the fiscal year ended December 31, 2008, and we may not be able to achieve consistent profitability in the future.

 For three of the past five fiscal years, as well as the three and six months ended June 30, 2009, we have experienced losses from continuing operations.  For the six months ended June 30, 2009 and the year ended December 31, 2008 we had a net loss of $867,000 and $4,011,000, respectively.   It is anticipated that, even with the expenses changes implemented in first quarter in 2009, the Company will have a net loss in the current fiscal year.

The Company must become cash-flow positive.

 We believe that our existing cash, expected revenue and customer deposits should be sufficient to meet our working capital requirements for the next twelve months.  However, given fluctuations in the timing and size of customer orders and deposits, we are working on securing a working capital line to improve cash management and provide the business greater short-term liquidity.  Additionally, in the first quarter of 2009 we initiated an aggressive cost reduction program that includes headcount reductions as well as the elimination of all non-essential discretionary spending such as travel, consulting and marketing programs.  If we sustain a revenue shortfall that we cannot compensate for through additional cost cuts, or increasing deposits, or our potential credit facility is not obtained or obtained and subsequently withdrawn, it is possible that we could face unsustainable liquidity pressures.  This concern is accentuated by the fact that in the current credit markets, given our history of losses, it is possible that we may not be able to obtain a potential credit facility or alternative or additional financing.  Under these circumstances, it is possible that we could default under our debenture or other financing agreements, which default could force us to seek protection under the bankruptcy laws and cause our investors to sustain a loss of their investment in our shares.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products.  In the future, we may experience reduced demand for our products because of the uncertainties in the general economic environment in which our customers and we operate.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products.  If global economic and market conditions, or economic conditions in the United States, remain uncertain or persist, spread, or deteriorate further, we may experience a material adverse effect on our business, operating results and financial condition.  Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  If such conditions persist, our business, financial condition and results of operations could suffer.  We cannot project the extent of the impact of the economic environment specific to our industry.

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

 The $5,000,000 in financing that we received in November, 2008 (the “Financing”) would become immediately due and payable upon the occurrence of an Event of Default under the Financing documents, including provisions relating to timely payment, accuracy of representations, solvency, and the occurrence of a change of control.  See also the Form 8-K filed by the Company with the Securities and Exchange Commission on November 20, 2008 (the “Financing 8-K”) for a full discussion of the events that constitute an Event of Default.  If an Event of Default occurs, there can be no assurance that we would be able to repay the Financing or be able to raise additional funds to make such payment.  Failure to repay the Financing could force us to reorganize our debts, possibly in bankruptcy, in which event our common stock could likely become worthless.

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

We have a single manufacturing facility located in Newton, Massachusetts. Our success depends on the efficient and uninterrupted operation of that facility. Whether as a result of a fire, natural disaster, or other cause, any disruption to our manufacturing operations would significantly impair our ability to operate our business on a day-to-day basis. Although we maintain business interruption insurance, our business would be injured by any extended interruption of the operations of our manufacturing facility. Further, although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. This insurance coverage may not continue to be available to us. Finally, if we were to seek to replicate our manufacturing operations at another location, we would face a number of technical as well as financial challenges, which we may not be able to address successfully.

 We rely on our trade secrets to protect our technology.

Our Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002.  In addition, we have neither sought patent protection for our Microfluidizer processor or our interaction chamber nor trademark protection of our Microfluidizer trade name in any country other than the United States.  As such, our proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where our equipment is sold.  Although we have made many alterations, improvements and advances to our equipment over the years and continue to make such advancements with such modifications and innovations having been and being treated by us as trade secrets, the lack of our patent protections exposes us to potential competition that could likely have a material adverse effect on us.

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

Although United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or federal regulation, have not had a significant effect on us historically, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales.  The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted.  In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups.  There can be no assurance that sales of our equipment will not be impacted by any such legislation or designation.  Depending upon which countries and sales may be designated for trade restriction, such actions could have a material adverse effect on our business, financial condition, or results of operations.  Also, certain agreements that may be entered into by us involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

We rely on our top management and technical personnel.

Our continued operation, innovation and growth are to some significant degree reliant on the continued services of our executive officers and leading technical personnel. There can be no assurance that we will be able to retain such management and technical personnel if employment is offered by other companies better able to pay higher compensation, provide more and better benefits, or willing to offer longer term job security by entering into employment contracts with our employees.  Further, there can be no assurance that key executive officers and leading technical personnel will not leave our employment, die or become disabled.  Though we believe that we can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel.  The loss of our top management or leading technical personnel could, therefore, have a material adverse effect on our business, financial condition, or results of operations.

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

 For the three months ended June 30, 2009 and 2008, shipments outside of North America accounted for approximately 55.5% and 67.3%, respectively, of our net revenues in those periods, of which approximately 31.1% and 58.0% of our net revenues resulted from sales to Europe in the three months ended June 30, 2009 and 2008, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product.

We attempt to reduce some of our risk related to sales and shipments outside of the United States by requiring that our contracts generally be paid in United States Dollars.  Nevertheless, a downturn in the economies of Asia, including Japan and Korea or Europe might reduce investment in new technology or products while a weakening of foreign currency against the United States Dollar would make our products more expensive, each of which could have a substantial impact on our operating results.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and for the fiscal year ended December 31, 2008, we were only required to furnish a report by our management on our internal controls over financial reporting.  Such report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2008, which did not identify material weaknesses in our internal control systems, there can be no assurance that future material weaknesses in our internal control systems will not be identified as a result of changing financial or operating conditions.  For our fiscal year ending December 31, 2009, we will be required to subject our internal controls to audit by our independent registered public accounting firm.  As such, there can be no assurance that an audit of our internal controls will not result in the identification of a material weakness.  If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.  In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2009, the Company held the 2009 Annual Meeting of Stockholders at which stockholders of record as of April 24, 2009 were entitled to vote on the following matters:

(1) To elect five (5) directors to hold office until their successors shall be elected and shall have qualified;

(2) To amend the Company’s Certificate of Incorporation to increase the number of authorized shares to 30,000,000 from 20,000,000; and

(3) To ratify the selection of UHY LLP as the Company’s independent accountants for the fiscal year ending December 31, 2009.

As of April 24, 2009, the record date, there were 10,371,782 shares eligible to vote.  At the annual meeting, Microfluidics shareholders elected the directors and approved the proposals as set forth below by the votes indicated:

Proposal No. 1 - Election of Directors:
	For	Withheld
Michael C. Ferrara	8,783,080	295,027
James N. Little	4,908,071	4,170,036
Leo Pierre Roy	5,227,165	3,850,942
George Uveges	5,338,934	3,739,173
Eric G. Walters	7,133,689	1,944,418

Each director nominee above was elected by the affirmative vote of a majority of the shares present, in person or by proxy, and entitled to vote at the meeting.

Proposal No. 2 – Approval of an Amendment to the Company’s Certificate of Incorporation:
	For	Against	Abstain
Amend the Company’s Certificate of Incorporation to increase the number of authorized shares to 30,000,000 from 20,000,000	6,492,047	2,512,352	73,708

The proposal to amend the Company’s Certificate of Incorporation was approved by the affirmative vote of a majority of the outstanding shares of common stock entitled to vote at the annual meeting.

Proposal No. 3 - Ratification of Independent Accountants:
	For	Against	Abstain
UHY LLP to serve as independent accountants for the fiscal year ending December 31, 2009	7,241,312	1,549,546	287,249

The ratification of the independent registered public accounting firm was approved by the affirmative vote of a majority of the shares present, in person or by proxy, and entitled to vote at the meeting

Item 5. Other Information

    On May 4, 2009, Microfluidics International Corporation, a Delaware corporation (the “Company”), and Global Strategic Partners, LLC (the “Investor”) entered into Amendment No. 2 (the “Amendment”) to that certain Debenture and Warrant Purchase Agreement dated as of November 14, 2008 (the “Debenture”). Pursuant to the Amendment, the Company and Investor agreed to defer the interest payments due and payable on each of July 1, 2009, October 1, 2009 and January 4, 2010 (the “Deferred Payments”). The Deferred Payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.

Item 6. Exhibits

Exhibits

3.1
Certificate of Amendment to the Restated Certificate of Incorporation of Microfluidics International Corporation. (incorporated by reference from the registrants Current Report on Form 8-K (File No. 0-11625) as filed with the Commission on June 10, 2009).

10.1
Form of Notice of Grant of Stock Option and Employee Stock Option Agreement for Microfluidics International Corporation 2006 Stock Plan.(incorporated by reference from the registrants Current Report on Form 8-K (File No. 0-11625) as filed with the Commission on June 10, 2009). *

10.2	Amendment No. 2 (the “Amendment”) to that certain Debenture and Warrant Purchase Agreement dated as of November 14, 2008. (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROFLUIDICS INTERNATIONAL CORPORATION

By:	/s/ Michael C Ferrara
Michael C Ferrara
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter F. Byczko
Peter F. Byczko
Vice President of Finance & Chief Accounting Officer (Principal Financial and Accounting Officer)

Dated:  August 14, 2009