Form 10-Q
period 2009-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2009-11-12
CIK 723889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, 10,387,282 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

Table of Contents

MICROFLUIDICS INTERNATIONAL CORPORATION

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17-20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

	Certifications

 PART I.                   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited - in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,694	$1,895
Accounts receivable, net of allowance of $44 at both September 30, 2009 and December 31, 2008	2,582	2,181
Inventories	2,802	2,723
Prepaid and other current assets	338	320
Total current assets	7,416	7,119

Property and equipment, net	954	1,121
Other non-current assets	447	480
Total assets	$8,817	$8,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820	$986
Accrued expenses	1,140	1,233
Customer advances	1,039	436
Total current liabilities	2,999	2,655

Long-term liabilities
Convertible debt	4,666	4,625
Total liabilities	7,665	7,280

Stockholders’ equity:

Common stock; $.01 par value; 30,000,000 and 20,000,000 shares authorized; 10,622,728 and 10,592,228 shares issued; 10,387,282 and 10,356,782 shares outstanding as of September 30, 2009 and December 31, 2008, respectively.	106	106
Additional paid-in capital	18,196	18,042
Accumulated deficit	(16,481)	(16,039)
Treasury stock, 235,446 shares, at cost, as of September 30, 2009 and December 31, 2008	(669)	(669)
Total stockholders’ equity	1,152	1,440
Total liabilities and stockholders’ equity	$8,817	$8,720

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$4,462	$3,511	$11,490	$11,407
Cost of sales	1,533	1,708	4,679	5,542
Gross profit	2,929	1,803	6,811	5,865

Operating expenses:
Research and development	418	569	1,263	1,631
Selling	995	1,199	3,123	3,327
General and administrative	965	1,057	2,491	3,174
Total operating expenses	2,378	2,825	6,877	8,132

Income (loss) from operations	551	(1,022)	(66)	(2,267)
Interest expense	(126)	(39)	(378)	(50)
Interest income	—	—	2	21
Net income (loss)	$425	$(1,061)	$(442)	$(2,296)

Net income (loss) per common share:
Basic	$0.04	$(0.10)	$(0.04)	$(0.22)
Diluted	$0.04	$(0.10)	$(0.04)	$(0.22)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,387,282	10,299,938	10,376,949	10,278,633
Diluted	10,474,532	10,299,938	10,376,949	10,278,633

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	For The Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(442)	$(2,296)
Adjustments to reconcile net loss to net cash flows:
Depreciation and amortization	293	174
Provision for obsolete inventory	50	(18)
Share-based compensation	144	190
Changes in assets and liabilities:
Accounts receivable	(401)	(331)
Inventories	(129)	(297)
Prepaid expenses and other current assets	3	(446)
Accounts payable	(166)	1,820
Accrued expenses	(93)	111
Customer advances	603	(23)
Net cash flows used in operating activities	(138)	(1,116)

Cash flows from investing activities:
Purchase of property, plant and equipment	(72)	(806)
Net cash flows used in investing activities	(72)	(806)

Cash flows from financing activities:
Proceeds from borrowings on revolver loan	—	1,999
Payments on bank line of credit	—	(262)
Principal repayments on long-term debt and obligations under capital leases	—	(57)
Net proceeds from issuance of common stock	9	43
Net cash flows provided by financing activities	9	1,723
Net change in cash and cash equivalents	(201)	(199)
Cash and cash equivalents at beginning of period	1,895	756
Cash and cash equivalents at end of period	$1,694	$557

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

Company Overview

References herein to “we”, “us”,”our”, or “the Company” are to Microfluidics International Corporation.

We, along with our wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operate in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology, digital ink, microelectronics, food, chemical and personal care industries.

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

2. Interim Financial Statements

The condensed consolidated financial information for the three and nine months ended September 30, 2009 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009.

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

4. Revenue Recognition

We recognize revenue when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectability is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products and the customer’s purchase obligations are not contingent upon performance of support services, if any, by us.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers.  Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales. Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, we provide machines for rent by customers. Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statements of operations.

5.	Recent Accounting Pronouncements

  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted ASC 105-10 effective for the quarter ended September 30, 2009 and the adoption did not result in a significant impact on our financial statements.

      In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events.” ASC 855-10 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement was effective for the Company’s second quarter of 2009.  The adoption of this guidance did not have a material impact on the Company's results of operation or financial position.  The Company has evaluated susequent events through November 12, 2009, the date of the issuance of our consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly SFAS No. 157), “Fair Value Measurements.”  ASC 820-10 provides guidance for using fair value to measure assets and liabilities.  The FASB believes ASC 820-10 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  ASC 820-10 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  ASC 820-10 was effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued ASC 825-10 (formerly SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC 825-10 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings.  ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet.  ASC 825-10 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in ASC 820-10 (formerly SFAS No. 157).  This Statement was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

On January 1, 2008, we adopted both ASC 820-10 (formerly SFAS No. 157), and ASC 825-10 (formerly SFAS No. 159), neither of which had any material impact on our results of operations or financial position.

In December 2007, the FASB issued ASC 810-10 (formerly SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements”.  ASC 810-10 clarifies that a non-controlling or minority interest in a subsidiary is considered an ownership interest and accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. ASC 810-10 is effective for fiscal years beginning after December 15, 2008.  On January 1, 2009, we adopted ASC 810-10, which did not have a material effect on our results or financial position.

6. Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 (formerly SFAS No. 123R), “Share-based Payment” which was adopted January 1, 2006, using the modified prospective transition method.

For the three month periods ended September 30, 2009 and 2008, the Company recognized stock based compensation expense of $56,000 and $63,000, respectively.  For the nine month periods ended September 30, 2009 and 2008, the Company recognized stock based compensation expense of $144,000 and $171,000, respectively. Stock-based compensation expense for the three and nine month periods ended September 30, 2009 and 2008 is included in General and Administrative expense of the unaudited condensed consolidated statement of operations.

The Company did not capitalize any stock-based compensation.  No significant tax benefit on the stock-based compensation was recorded in the three and nine months ended September 30, 2009 and 2008 since the Company has established a valuation allowance against net deferred tax assets.

The fair value of each option granted during the three and nine month periods ended September 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	117.00	106.00	117.00	106.00
Risk-free interest rate	2.00%	3.34%	2.00%	3.34%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

The weighted average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $0.54 and $0.74 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 11% and 9% for 2009 and 2008, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 5 years, amounted to approximately $714,000 at September 30, 2009.

The Company has three (3) shareholder approved stock option plans (collectively, the “Stock Option Plans”) as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorized the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, increased by the number of shares of common stock underlying unexercised options issued under either the 1988 Plan or the 1989 Plan (collectively referred to herein as the “Prior Plans”) that expire after September 20, 2006, and decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under the Prior Plans. The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on September 20, 2006. Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans. The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors. Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5 to 10 years from the date of grant.

At September 30, 2009, 666,000 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended September 30, 2009 and 2008, the Company issued 14,000 and 9,250 stock options pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant. During the nine months ended September 30, 2009 and 2008, the Company issued 549,000 and 417,847 stock options, pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant.

Information regarding option activity for the nine months ended September 30, 2009 under the 2006 Plan is summarized below:

			Weighted
		Weighted	Average
	Options	Average Exercise	Remaining Contractual
	Outstanding	Price per Share	Term in Years
Options outstanding as of January 1, 2009	1,284,682	$1.37	4.55
Granted	549,000	0.54	10.00
Exercised	(3,500)	0.51	—
Cancelled	(378,951)	1.15	—
Options outstanding as of September 30, 2009	1,451,231	$1.10	8.41
Options exercisable as of September 30, 2009	517,664	$1.51	6.69

7. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Raw materials	$2,019	$2,485
Work in progress	300	63
Finished goods	679	371
	2,998	2,919
Less: provision for excess inventory	(196)	(196)
Total inventories	$2,802	$2,723

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Furniture, fixtures and office equipment	$907	$893
Machinery, equipment and tooling	530	505
Leasehold improvements	902	869
	2,339	2,267
Less: accumulated depreciation and amortization	(1,385)	(1,146)
	$954	$1,121

For the three months ended September 30, 2009 and 2008, depreciation expense was approximately $80,000 and $86,000, respectively.  For the nine months ended September 30, 2009 and 2008, depreciation expense was approximately $239,000 and $164,000, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Accrued expenses	$457	$549
Accrued compensation	319	360
Accrued commissions	255	253
Accrued warranty	109	71
	$1,140	$1,233

10. Earnings Per Share

Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, unless the effects of dilution would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Shares for computation of basic net loss per share	10,387	10,300	10,377	10,279

Shares for computation of diluted net loss per share	10,475	10,300	10,377	10,279

11. Industry Segment, Geographic and Enterprise-Wide Information

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

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2009		2008		2009		2008
North America	$3,208	71.9%	$1,971	56.1%	$7,193	62.6%	$4,892	42.9%
Asia	300	6.7%	683	19.5%	1,541	13.4%	1,753	15.4%
Europe	954	21.4%	857	24.4%	2,756	24.0%	4,762	41.7%
	$4,462	100.0%	$3,511	100.0%	$11,490	100.0%	$11,407	100.0%

The users of the Company’s systems are in various industries, including the pharmaceutical, biotechnology, chemical, food, and cosmetic industries.

Two customers accounted for 42.0% and 14.2% of revenue, respectively, for the three months ended September 30, 2009.  No customer accounted for sales greater than 10% of the Company’s revenues for the three months ended September 30, 2008.

For the nine months ended September 30, 2009 one customer accounted for 19.7% of revenue. There was one customer who accounted for 19.7% of the company’s revenue for the nine months ended September 30, 2008.

No customer accounted for greater than 10% of the trade accounts receivable as of September 30, 2009 and one customer accounted for 13.4%, respectively, of the trade accounts receivable as of December 31, 2008.  A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

12. Stockholders’ Equity

During the three and nine months ended September 30, 2009 the Company issued 3,500 shares of common stock as a result of exercise of options by a former employee, generating cash proceeds of $1,750.  During the three and nine months ended September 30, 2008, the Company issued 43,391 shares of common stock as a result of the exercise of options by employees and directors, generating cash proceeds of approximately $23,000.

During each of the three months ended September 30, 2009 and 2008, the Company issued 12,000 and 9,160 shares, respectively, of common stock as a result of the purchase of shares under the Company’s Employee Stock Purchase Plan, (“the Employee Stock Purchase Plan”).

During the nine months ended September 30, 2009 and 2008, the Company issued 27,000 and 20,409 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $8,000 and $20,000, respectively.

13.	Credit Facility

On June 30, 2008, the Company and its wholly owned subsidiary, Microfluidics Corporation, entered into a Loan and Security Agreement (the “Domestic Loan Agreement”) with Silicon Valley Bank (“SVB”), which it used to pay off its previous loan agreement with T.D. Bank N.A., formerly known as TD Banknorth, N.A. and prior to that Banknorth, N.A. (“Banknorth”), in the amount of $1,000,000 in principal, and approximately $12,000 in interest and legal fees.

On July 2, 2008, the Company and SVB entered into an Export-Import Bank Loan and Security Agreement (the “Export-Import Loan Agreement”) and together with the Domestic Loan Agreement, created the “SVB Loan Agreement”.

The SVB Loan Agreement provided the Company with a revolving line of credit (“SVB Revolving Line of Credit”).  The SVB Revolving Line of Credit had a two-year term and allowed for a maximum outstanding balance of $2,500,000. The principal amount outstanding under the SVB Loan Agreement  accrued interest at a per annum rate equal to: (a) the greater of (i) five percent (5.00%) or (ii) the SVB’s most recently announced “prime rate,” even if it is not SVB’s lowest rate, plus (b) one percent (1.00%). SVB’s prime rate as of July 7, 2008 was 5.00%. Interest was payable on the last business day of each month. The Company was also required to maintain two financial covenants, and additional affirmative covenants.  The SVB Revolving Line of Credit was repaid on November 14, 2008 in connection with the issuance of the Debenture, as described in Note 14.

14. Long-Term Debt

Long-term debt as of the following dates consisted of:

	September 30,	December 31,
(in thousands)	2009	2008
Convertible debt, (net of discount of $348 in 2009 and $375 in 2008)	$4,666	$4,625
Less: current portion	—	—
Long-term debt, net of current portion	$4,666	$4,625

On November 14, 2008, the Company issued a convertible debenture (the “Debenture”) with a principal face value of $5,000,000 and a warrant (the “Warrant”) to Global Strategic Partners, LLC, a Delaware limited liability company (“GSP”), pursuant to a Debenture and Warrant Purchase Agreement (the “Agreement”).  The principal of the Debenture will mature and be payable on November 14, 2015.  Interest on the Debenture at a rate of nine percent (9.0%) per annum is payable quarterly.  Upon occurrence of certain events of default, as defined in the Debenture, all amounts will be immediately due and payable.  The Debenture is secured by all assets, property rights and interests of the Company.  It shall be senior to all other indebtedness of the Company, except for certain bank guarantees as defined in the Debenture. In connection with the issuance of the Debenture, the Company repaid the entire amount due under the SVB Revolving Line of Credit.  The payoff amount was approximately $1,050,000.

In May 2009, the Company and GSP agreed to defer the interest payments due and payable on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of each such quarter beginning on April 1, 2010.  In October 2009, as described in Note 16 below, the Company and GSP amended the Debenture and Agreement to, among other changes, permit the Revolving Line of Credit with Webster Bank, as permitted senior indebtedness replacing the exception for certain bank guarantees noted above, and to provide a cross default provision with the Revolving Line of Credit.  GPS has also agreed to subordinate indebtedness under the Debenture and Agreement to the Company's indebtedness to Webster Bank.

At the election of GSP, the Debenture is convertible in whole or part, into the Company’s common stock, par value $0.01 per share, on the maturity date, the date that any interest payment is due, or the date on which a change of control occurs into a number of shares of our common stock equal to the quotient of (i) the outstanding principal amount of the Debenture, divided by (ii) $1.25.

15. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The effective tax rate calculation includes determining both the current and deferred income tax expense as well as accounting for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The future tax consequences attributable to these differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. We must assess the recoverability of the deferred tax assets by considering whether it is “more likely than not” that some portion or all of the deferred tax assets will be realized. To the extent we believe that recovery does not meet this “more likely than not” standard as required in ASC 740-10 (formerly SFAS No. 109), “Accounting for Income Taxes”, we must establish a valuation allowance. Changes in the valuation allowance are reflected in determining the effective tax rate for the year.

For the three and nine months ended September 30, 2009, the Company recognized no tax provision or benefit due to the pre tax loss for the nine months ended September 30, 2009, nor adjusted the Company’s full valuation allowance against its net deferred tax assets.

16.  Subsequent Events

Subsequent events have been evaluated through the time of filing this Quarterly Report on Form 10-Q with the SEC on November 12, 2009.  On October 23, 2009, the Company and its subsidiary entered into a senior secured $1 million revolving line of credit pursuant to a loan agreement (the “Revolving Line of Credit”) with Webster Bank, National Association, as lender (“Webster Bank”).  The Revolving Line of Credit matures on October 22, 2010. The actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other factors, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require the Company to maintain a senior debt to twelve month trailing EBITDA of 2:1, with the initial twelve month trailing EBITDA for the second, third and fourth quarters of 2009 being annualized, and requires the Company to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

The Company’s borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over the London Interbank Offered Rate (“LIBOR”).  The Company’s obligations under the Revolving Line of Credit are secured by a lien on substantially all of its personal property. The Loan Agreement generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Revolving Line of Credit may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, the Company also amended the Debenture and Agreement with GSP to, among other changes, permit the Revolving Line of Credit as permitted senior indebtedness and to provide a cross default provision with the Revolving Line of Credit.  Further, GPS has agreed to subordinate the indebtedness under the Debenture and Agreement to the Company's indebtedness to Webster Bank.

            Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

 This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they use words such as "anticipate," "believe," "estimate," "expect," "intend," "project," "plan," "outlook," and other words and terms of similar meaning. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from the potential results discussed in the forward-looking statements. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: our ability to access sufficient working capital, including our new working capital line; our continued compliance with the representations, warranties and covenants under our new working capital line and our existing convertible debenture; our continued history of losses, which includes net losses in three of the last five fiscal years; the timing and size of customer orders for our products; the adoption, timing and performance of new technology and products developed by us; changes and advances in technology that may make our products obsolete or reduce demand for our products; our ability to protect and maintain the confidentiality of our intellectual property; our ability to retain key employees and our reliance on a new management team; changes in governmental rules and regulations, including those regulating the exportation of goods; and general economic and business conditions and the financial crisis, including those adversely effecting the pharmaceutical and biotechnology industries. For a more detailed discussion of risks and uncertainties which could cause actual results to differ from those contained in our forward-looking statements, see Item 1A, "Risk Factors" contained in this Quarterly Report and our other periodic reports filed with the SEC. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. We are providing this information as of this date, and we do not undertake to update the information included in this press release, whether as a result of new information, future events or otherwise.

Overview

We have, for over 20 years, specialized in manufacturing and marketing a broad line of high shear fluid processing systems used in numerous applications in the pharmaceutical, biotech, chemical, food and cosmetics industries.

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

The technology embodied within our Microfluidizer high shear fluid processor is used for formulation of products that are normally very difficult to mix and stabilize.  Microfluidizer processors through process intensification allow manufacturers in the pharmaceutical, biotechnology, chemical, cosmetic, and food processing industries to produce higher quality products with better characteristics on a more consistent basis than with other blending, mixing or homogenizing techniques. Additionally, the equipment is used for cell disruption to harvest the cultivated contents of bacterial, yeast, mammalian and/or plant cells and for liposomal encapsulation of materials for the biotech/biopharma and cosmetics industries. Although our Microfluidizer processor equipment method U.S. patent expired in 2007 and our device U.S. patent expired in 2002, we have made many alterations, improvements and advances to our equipment over the years and continue to make such advancements, with such modifications and innovations having been and being treated by us as trade secrets.

We have begun to take steps toward commercializing our proprietary equipment, processes and technology for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials, through a novel adaptation of our Microfluidizer processor equipment that permits the mixing of, and reactions between, streams of different solutions at high pressures.  We previously referred to this technology as a Multiple Stream High Pressure Mixer/Reactor (MMR).  In August 1997, we filed a patent application for the device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998.  In July and November 2000, the USPTO issued notices of allowances of utility patent claims regarding the MMR and the use thereof.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2008 as filed with the SEC on March 30, 2009.  Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

●      Revenue Recognition. Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectability is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since the support service obligation is not essential to the functionality of the delivered products and the customer’s purchase obligations are not contingent upon performance of support services, if any, by us. Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these support services are not unique to us and in many cases can be provided by third parties or the customers. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, we provide machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term. Rental income and product sales are classified in revenues in the consolidated statement of operations.

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

Results of Operations

Three Months Ended September 30, 2009 vs. September 30, 2008

Revenues

Total revenues for the three months ended September 30, 2009 were approximately $4,462,000, as compared to revenues of $3,511,000 for the comparable prior year period, an increase of approximately $951,000, or 27.1.%.

North American sales for the three months ended September 30, 2009 increased to approximately $3,208,000, or 62.8% as compared to sales of approximately $1,971,000 for the three months ended September 30, 2008. The increase in North American sales was principally due to an increase in the sale of production machines and spare parts of approximately $1,084,000, and $690,000, respectively, offset in part by a decrease in the sale of lab machines of $552,000.

Foreign sales were approximately $1,254,000 for the three months ended September 30, 2009, compared to $1,540,000 for the three months ended September 30, 2008, a decrease of $286,000, or 18.6% primarily resulting from a decrease in the number of production and lab machines sold during the third quarter of 2009 offset by slightly higher sales of spare parts.  Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2009 was approximately $1,533,000, or 34.4% of revenue, compared to $1,708,000, or 48.6% of revenue, for the comparable prior year period.

The decrease in cost of goods sold as a percentage of sales is primarily attributable to a higher percentage of sales of production machines with better margins during the three month period ended September 30, 2009.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line and the makeup of the sales in a quarter can cause swings in our gross margins.  The increase in gross margin for the third quarter 2009 as compared to the third quarter 2008 is attributable to pricing increases taking effect and appropriately adjusting our pricing for engineering time, factory and site acceptance tests, expedite fees and other services requested by customers.

   Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 were approximately $418,000, compared to $569,000 for the comparable prior year period, a decrease of approximately $151,000, or 26.5%.  The decrease in research and development expenses was primarily due to planned decreases in payroll and related costs of approximately $87,000 and a decrease in expenditures on consultants of $44,000.  The reductions in Research and Development expenses were related to expenses that were not directly tied to new product development.  In addition, the Company has made improvements in productivity and process efficiency.

Selling Expenses

Selling expenses for the three months ended September 30, 2009 were approximately $995,000, compared to $1,199,000 for the comparable prior year period, a decrease of $204,000, or 17.0%.  The decrease is primarily attributable to a decrease in advertising expense of approximately $62,000 resulting from the adoption of a new more cost effective marketing program, a decrease in freight charges of approximately $47,000, a decrease in recruiting costs of approximately $30,000, planned decreases in payroll and related costs of approximately $25,000, a decrease in sales meeting expense of approximately $20,000, and a decrease in travel and entertainment of approximately $18,000, primarily due to tighter controls on spending for conferences and travel.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009, were approximately $965,000, compared to $1,057,000 for the comparable prior year period, a decrease of $92,000, or 8.7%.  The decrease is primarily attributable to planned decreases in payroll and related costs of approximately $111,000, a decrease in consultant’s costs of approximately $85,000, a decrease in professional fees of approximately $34,000 and a decrease in recruiting costs of approximately $12,000.  Offsetting the decreases were approximately $50,000 of professional and other fees in the third quarter associated with the securing of a new revolving line of credit in October 2009 and $78,000 in variable compensation expense.

Interest Income and Expense

Interest expense for the three months ended September 30, 2009 was approximately $126,000 compared to $39,000 for the comparable prior year period, an increase of approximately $87,000. The increase is due to interest payments on the $5 million of convertible debt that we issued in November 2008.  The convertible debt bears a fixed rate of interest of 9%.

Income Tax Provision

For the three months ended September 30, 2009 and 2008, the Company recognized no tax benefit on the loss from operations on a year to date basis, as the Company maintains a full valuation allowance against its deferred tax assets.

Nine Months Ended September 30, 2009 vs. September 30, 2008

Revenues

Total revenues for the nine months ended September 30, 2009 were approximately $11,490,000, as compared to revenues of $11,407,000 for the comparable prior year period, an increase of approximately $83,000, or 1.0%.

North American sales for the nine months ended September 30, 2009 increased to approximately $7,193,000, a 47.0% increase, as compared to sales of approximately $4,892,000 for the nine months ended September 30, 2008.  The increase in North American sales was principally due to an increase in the sale of machines of approximately $2,261,000.

Foreign sales were approximately $4,297,000 for the nine months ended September 30, 2009, compared to $6,515,000 for the nine months ended September 30, 2008, a decrease of $2,218,000, or 34.0%, primarily resulting from an abnormally high number of production machines sold in Europe to the pharmaceutical industry during the second quarter of 2008, partially offset by an increase in the sales of spare parts of approximately $183,000.

Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 was approximately $4,679,000, or 40.7% of revenue, compared to $5,542,000, or 48.6% of revenue, for the comparable prior year period.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of goods sold as a percentage of sales for the nine month period ended September 30, 2009 as compared to the prior period is primarily attributable to the price increases taking effect during the second quarter of this year and higher margins on large production machines.  Our target gross margin is 60%.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2009 were approximately $1,263,000, compared to $1,631,000 for the comparable prior year period, a decrease of approximately $368,000, or 22.6%.  The decrease in research and development expenses was primarily due to planned decreases in payroll and related costs, including temporary help, of approximately $234,000, a decrease in consultant costs of approximately $110,000 and research and laboratory supplies of approximately $20,000.  The reductions in Research and Development expenses were related to expenses that were not directly tied to new product development.

Selling Expenses

Selling expenses for the nine months ended September 30, 2009 were approximately $3,123,000 compared to $3,327,000 for the comparable prior year period, a decrease of approximately $204,000 or 6.1%.  Increases in payroll and related costs of approximately $126,000 and commission expense of $68,000 were offset by a decrease in advertising expense of $124,000, a decrease in sales meeting expenses of $56,000 and a decrease of consulting and professional fees of $35,000. The increase in payroll is attributable to the hiring of a more experienced sales staff.  Additionally, we mitigated the increase in commission expense by relying more on the direct sale of production units to customers, resulting in non-commissionable sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 were approximately $2,491,000, compared to $3,174,000 for the comparable prior year period, a decrease of $683,000, or 21.5%.  The decrease in general and administrative expenses is principally due to a reduction in overall headcount and related costs of approximately $335,000, a decrease in consultant and professional fees of approximately $399,000, and a decrease in recruiting costs of approximately $65,000 partially offset by an increase corporate expenses of $119,000 which consist primarily of severance charges for terminated employees.

Interest Income and Expense

Interest expense for the nine months ended September 30, 2009 was approximately $378,000 compared to $50,000 for the comparable prior year period, an increase of approximately $328,000.  The increase is due to interest payments on the $5 million of convertible debt issued in November 2008.  The convertible debt bears a fixed rate of interest of 9%.

Interest income for the nine months ended September 30, 2009 was approximately $2,000 compared to $21,000 for the comparable prior year period, a decrease of $19,000. The decrease is due to a decrease in cash available for investment.

Income Tax Provision

For the nine months ended September 30, 2009 and 2008 the Company recognized no tax benefit due on the loss from operations, as the Company maintains a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Liquidity

We fund our working capital requirements primarily through operations and customer deposits. We expect to fund our liquidity requirements, including interest on our convertible debt and capital expenditures, primarily through revenue and bookings for which we receive deposits in advance of shipment and our new working capital line with Webster Bank.  We anticipate that with our expected revenues and customer deposits, together with our existing cash balance at September 30, 2009 and our new working capital line, we will have sufficient capital to meet our working capital requirements for the next twelve months.  However, if we do not achieve the revenues and customer deposits as and when planned, and we are unable to access or extend our recently secured working capital line, or we are unable to access additional sources of funding, we may face very substantial liquidity pressures that we may not be able to sustain.

Long Term Debt

On November 14, 2008 we entered into the Debenture and Warrant Purchase Agreement (the “Agreement”) with Global Strategic Partners (“GSP”).  The Debenture bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Debenture upon the occurrence of an Event of Default. GSP may, at its option, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Debenture into shares of our common stock at a $1.25 per share.  In May 2009, GSP agreed to defer the interest payments due and payable under the Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.  The Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to our new working capital line with Webster Bank.

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

    In connection with the GSP financing, we repaid the entire amount due under the Amended and Restated Loan and Security Agreement, dated as of October 20, 2008, with Silicon Valley Bank and the Amended and Restated Export-Import Bank Loan and Security Agreement, dated as of October 20, 2008, with Silicon Valley Bank. The payoff amount was approximately $1,050,000.

Revolving Line of Credit

As of September 30, 2009, we did not have a credit line or bank facility in place.  Subsequent to the third quarter of 2009, on October 23, 2009, we entered into a senior secured $1 million Revolving Line of Credit with Webster Bank described above in Note16 of the notes to the consolidated financial statements.  The Revolving Line of Credit matures on October 22, 2010.  We may extend the Revolving Credit for one year without the consent of GSP.  As noted above, the actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require us to maintain a senior debt to twelve month trailing EBITDA of 2:1, with the initial twelve month trailing EBITDA for the second, third and fourth quarters of 2009 being annualized, and requires us to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

Our borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over the London Interbank Offered Rate (“LIBOR) and are secured by a lien on substantially all of its personal property, which is senior in rights to our Debenture.  The Revolving Line of Credit generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Revolving Line of Credit may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, we also amended the Debenture and Agreement with GSP to, among other changes, permit the Revolving Line of Credit as permitted senior indebtedness and provide for a cross default provision with the Revolving Line of Credit.  Further, GSP has agreed to subordinate the indebtedness under the Debenture and Agreement to the Company's indebtedness to Webster Bank.

 Operating, Investing and Financing Activities

As of September 30, 2009, we had approximately $1,694,000 in cash and cash equivalents, compared to $1,895,000 as of December 31, 2008.  Our operating activities used cash of $138,000 and $1.1 million for the nine months ended September 30, 2009 and 2008, respectivley.  The improvement in cash flows was primarily due to working capital fluctuations particularly an increase in customer deposits and improved operating results.

The Company used cash of $72,000 and $806,000 for investing activities for the nine months ended September 30, 2009 and 2008, respectively.  In 2008 the Company made significant renovations to its Newton facility which did not occur in 2009.

The Company generated cash of $9,000 and $1,723,000 from financing activities for the three months ended September 30, 2009 and 2008, respectively.

Contractual Obligations

 Our contractual obligations as of September 30, 2009 are as follows:

(in thousands)		Payment due by period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible debt (1)	$7,857	$331	$1,173	$900	$5,453
Operating leases	997	474	517	6	—
Purchase obligations (2)	35	35	—	—	—
	$8,889	$840	$1,690	$906	$5,453

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2009, the Company's principal executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 We have experienced operating losses from operations in three of our last five fiscal years, including the fiscal year ended December 31, 2008, and we may not be able to achieve consistent profitability in the future.

 For three of the past five fiscal years, as well as the nine months ended September 30, 2009, we have experienced losses from continuing operations.  For the nine months ended September 30, 2009 and the year ended December 31, 2008 we had a net loss of $442,000 and $4,011,000, respectively.  Although we have significantly improved our operating results during the first nine months of September 30, 2009 as compared to the fiscal year ended December 31, 2008, the Company may not be able to achieve consistent profitability in the future.

The Company must become cash-flow positive.

 We believe that our existing cash, expected revenue, customer deposits, and availability under our Revolving Line of Credit, should be sufficient to meet our working capital requirements for the next twelve months.  To improve our financial position and help stabilize the Company, in the first quarter of 2009, we initiated an aggressive cost reduction program that included headcount reductions as well as the elimination of all non-essential discretionary spending such as travel, consulting and marketing programs.  If we sustain a revenue shortfall that we cannot compensate for through additional cost cuts, or increasing deposits, or we do not have sufficient availability under or we are unable to access or extend our Revolving Line of Credit when it matures on October 22, 2010, we may face unsustainable liquidity pressures.  This concern is accentuated by the fact that in the current credit markets, given our history of losses, it is possible that we may not be able to obtain a replacement line for our Revolving Line of Credit, or alternative or additional financing, on terms that are reasonably acceptable.  Under these circumstances, we may experience an event of default under our Revolving Line of Credit, our debenture or other financing agreements, which default could force us to seek protection under the bankruptcy laws and cause our investors to sustain a loss of their investment in our shares.

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

 The capital and credit markets have been experiencing extreme volatility and disruption.   In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions.  Some of these financial institutions, including banks, have had difficulty performing regular services and in some cases have failed or otherwise been largely taken over by governments. If we are unable to access some or all of our cash on deposit, either temporarily or permanently, or we are unable to access our financing arrangement with Webster Bank, it could have a negative impact on our operations, including our reported net income, or our financial position, or both.

The occurrence of an event of default under our financing arrangements could result in substantial losses to our stockholders.

 Our Revolving Line of Credit and our Debenture contain events of defaults, which are more fully described in our Form 8-Ks filed by the Company with the Securities and Exchange Commission on October 26, 2009 with respect to the Revolving Line of Credit and November 20, 2008 with respect to the Debenture.  In addition, the Revolving Line of Credit and Debenture contain cross default provisions, which provides that an event of default under our Revolving Line of Credit or Debenture may also trigger an event of default under the other financing agreement.  If we were to experience an event of default under our Revolving Line of Credit or our Debenture, that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank and GSP, the parties may accelerate the obligations under these financing arrangements and they may exercise their remedies against the secured collateral, which is substantially all of our assets.  If an event of default occurs, there can be no assurance that we would be able to repay the obligations under these financing arrangements or be able to raise additional funds to make such payments.  Failure to repay these financing arrangements could force us to reorganize our debts, possibly in bankruptcy, in which event our common stock could likely become worthless.

We face intense competition in many of our markets.

Our Microfluidizer product line of high-shear fluid processors has direct competition in its major markets, including its most important markets in the pharmaceutical, biotechnology and coatings/chemical industries. The intense competition requires that we must continuously invest in research and development in order to keep our product line competitive. Despite such expenditures, however, there can be no assurance that we will be able to meet the enhancement challenges posed by our competitors, or that we will be able to create or exploit the kinds of innovations, such as our Microfluidics Reaction Technology, needed to drive future sales.

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

Our future success will depend in large part on our ability to maintain a technologically superior product line.  Rapid technological development by us or others may result in our products or technologies becoming obsolete before we recover the expenses we incur in connection with their development. Products offered by us could be made obsolete by less expensive or more effective technologies, or may never achieve market acceptance.  There can be no assurance that we will be successful in the enhancement, introduction, manufacturing and marketing of any new technologies, products or product innovations, or develop and introduce, in a timely manner, innovations to our existing technologies or products that satisfy our customers’ needs or achieve market acceptance to compete successfully with newly emerging technologies and products of our competitors.

We may experience uncertain economic trends that adversely impact our business.

 We may experience in the future reduced demand for our products as a result of the uncertainty in the general economic environment in which our customers and we operate. We cannot project the extent of the impact of the economic environment specific to our industry.  If economic conditions worsen or if an economic slowdown occurs or is prolonged, we may experience a material adverse effect on our business, operating results and financial condition.

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

We derive a substantial portion of our revenues from pharmaceutical and biotechnology companies.  We expect that pharmaceutical and biotechnology companies will continue to be one of our major sources of revenues for the foreseeable future. As a result, we are subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, including the current debate over healthcare reform, ongoing consolidation and uncertainty of technological change, and to reductions and delays in research and development expenditures by companies in these industries.

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

Lastly, because our long term financing was provided by an affiliate of a pharmaceutical company that competes with other pharmaceutical companies, it is possible that the other companies might decide against doing business with us in the future for competitive reasons.  If a significant number of pharmaceutical companies were to reduce their purchases of our products for this or any other reason, our business and results of operations could be materially adversely affected.

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

Our Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002.  In addition, we have neither sought patent protection for our Microfluidizer processor or our interaction chamber nor trademark protection of our Microfluidizer trade name in any country other than the United States.  As such, our proprietary rights are not subject to the protection of patent or trademark laws of foreign countries where our equipment is sold.  Although we have made many alterations, improvements and advances to our equipment over the years and continue to make such advancements with such modifications and innovations having been and being treated by us as trade secrets, the lack of our patent protections exposes us to potential competition that could have a material adverse effect on us.

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

Our continued operation, innovation and growth are to a significant degree reliant on the continued services of our executive officers and leading technical personnel. There can be no assurance that we will be able to retain such management and technical personnel if employment is offered by other companies better able to pay higher compensation, provide more and better benefits, or willing to offer longer term job security by entering into employment contracts with our employees.  Further, there can be no assurance that key executive officers and leading technical personnel will not leave our employment, die or become disabled.  Though we believe that we can identify and recruit replacement key management and technical personnel, there can be no assurance as to such availability, the length of time required to obtain such replacement management and technical personnel, the salary level that may have to be paid to obtain their respective services, or the impact on operations that may be experienced through the interim absence of such key management and technical personnel.  The loss of our top management or leading technical personnel could, therefore, have a material adverse effect on our business, financial condition, or results of operations.

Our stock is listed on the OTC Bulletin Board and our stockholders may have limited liquidity.

 Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the NYSE Amex, the New York Stock Exchanges or The NASDAQ Stock Market).  In general, over the past two years, fewer than 50,000 shares of our common stock have traded on a daily basis.

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

 For the nine months ended September 30, 2009 and 2008, shipments outside of North America accounted for approximately 37.4% and 57.1%, respectively, of our net revenues in those periods, of which approximately 64.1% and 73.1% of our foreign net revenues resulted from sales to Europe in the nine months ended September 30, 2009 and 2008, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net revenue.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and for the fiscal year ended December 31, 2008, we were only required to furnish a report by our management on our internal controls over financial reporting.  Such report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2008, which did not identify material weaknesses in our internal control systems, there can be no assurance that our self-assessment of our internal controls for the year ending December 31, 2009 will not identify material weaknesses in our internal control systems as a result of changing financial or operating conditions. In addition, for the fiscal year ended December 31, 2008, we were not required to furnish a report by our independent public accountants attesting to management’s assessment of our internal controls over financial reporting, nor will we be required to furnish such a report for the fiscal year ended December 31, 2009, as the SEC has delayed such a report for non accelerated filers until fiscal years ending on or after June 15, 2010.  If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.  In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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
Peter F. Byczko
Vice President of Finance & Chief Accounting Officer (Principal Finance and Accounting Officer)

Dated:  November 12, 2009