Form 10-Q
period 2010-03-31
MICROFLUIDICS INTERNATIONAL CORP
filed 2010-05-17
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, 10,412,282 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MICROFLUIDICS INTERNATIONAL CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,157	$2,185
Accounts receivable, net of allowance of $44 as of March 31, 2010 and December 31, 2009	2,486	2,571
Inventories	2,714	2,916
Prepaid expenses and other current assets	359	280
Total current assets	7,716	7,952

Property and equipment, net	821	891
Other non-current assets	489	535

Total assets	$9,026	$9,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822	$545
Accrued expenses	1,513	1,727
Customer advances	531	1,137
Total current liabilities	2,866	3,409

Long-term liabilities
Convertible debt	4,693	4,679
Total liabilities	7,559	8,088

Stockholders’ equity:

Common stock; $.01 par value; 30,000,000 and 30,000,000 shares authorized; 10,647,728 and 10,630,228 shares issued; 10,412,282 and 10,394,782 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	106	106
Additional paid-in capital	18,325	18,254
Accumulated deficit	(16,295)	(16,401)
Treasury stock, 235,446 shares, at cost, as of March 31, 2010 and December 31, 2009	(669)	(669)
Total stockholders’ equity	1,467	1,290
Total liabilities and stockholders’ equity	$9,026	$9,378

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended
	March 31,
	2010	2009

Revenues	$4,315	$3,559
Cost of sales	1,731	1,653
Gross profit	2,584	1,906

Operating expenses:
Research and development	467	458
Selling	1,055	1,221
General and administrative	770	779
Total operating expenses	2,292	2,458

Income (loss) from operations	292	(552)
Interest expense	(186)	(140)
Interest income	—	2
Income (loss) before taxes	106	(690)

Provision for income taxes	—	—
Net income (loss)	$106	$(690)

Net income (loss) per common share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,400,615	10,370,628
Diluted	10,618,255	10,370,628

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$106	$(690)
Adjustments to reconcile net income (loss) to net cash flows:
Depreciation	30	38
Amortization of leasehold improvements	43	41
Amortization of intangibles	1	1
Amortization of deferred financing fees	45	14
Non-cash interest	14	13
Share-based compensation	65	26
Changes in assets and liabilities:
Accounts receivable	85	(355)
Inventories	202	(14)
Prepaid expenses and other current assets	(79)	95
Other non-current assets	—	(11)
Accounts payable	277	98
Accrued expenses	(214)	(82)
Customer advances	(606)	(156)
Net cash flows used in operating activities	(31)	(982)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(3)	(67)
Net cash flows used in investing activities	(3)	(67)

Cash flows from financing activities:
Net proceeds from issuance of common stock	6	4
Net cash flows provided by financing activities	6	4

Net change in cash and cash equivalents	(28)	(1,045)
Cash and cash equivalents at beginning of period	2,185	1,895
Cash and cash equivalents at end of period	$2,157	$850

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   Description of Business

Company Overview

References herein to “we”, “us”, “our”, or “the Company” are to Microfluidics International Corporation.

We, along with our wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operate in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology, chemical, nutraceutical/food, energy, academics and cosmetics industries.

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

2.   Interim Financial Statements

The condensed consolidated financial information for the three months ended March 31, 2010 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010.

The balance sheet as of December 31, 2009 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.   Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

4.   Revenue Recognition

Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectability is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since this supportive service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. The customer’s purchase obligations are not contingent upon performance of support services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Right of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines available for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term.  Rental income and product sales are classified in revenues in the consolidated statement of operations.

5.   Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2009-13 - “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly Emerging Issues Task Force Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-

generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We believe adoption of this guidance will not have a material impact on our consolidated results of operations or financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 was codified as Accounting Standards Codification (“ASC”) Topic 105-10 and replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted ASC Topic 105-10 effective for the quarter ended September 30, 2009 and the adoption did not result in a significant impact on our financial statements.

6.   Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors.  Stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2010 and 2009 was $65,000 and $26,000, respectively and allocated as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Research and development	$16	$6
Selling	14	5
General and administrative	35	15
Total	$65	$26

The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets. Accordingly, no significant tax benefit on the stock-based compensation was recorded during the three month period ended March 31, 2010 and 2009.

The fair value of each option granted during the three month periods ended March 31, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Dividend yield	None	None
Expected volatility	117%	111%
Risk-free interest rate	2.55%	2.00%
Expected life	5 years	5 years

The weighted average fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $0.79 and $0.51 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 9% and 11% for 2010 and 2009, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over the service period, generally 4 years, amounted to approximately $867,000 and $823,000 at March 31, 2010 and 2009, respectively.

The Company has three (3) shareholder approved stock option plans (collectively, the “Stock Option Plans”) as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorized the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, decreased by the number of shares of common stock issued and issuable pursuant to options outstanding under either the 1988 Plan or the 1989 Plan (together, the “Prior Plans”).  The 2006 Plan was approved by our shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by our shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At March 31, 2010, 272,170 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended March 31, 2010 and 2009, the Company issued 425,500 and 385,000 stock options pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant. During the three months ended March 31, 2010 and 2009, approximately 22,250 shares and 200,000 shares, respectively, were forfeited and approximately 110,703 shares and 38,000 shares were vested, respectively under the 2006 Plan.

Information regarding option activity for the three months ended March 31, 2010 under the 2006 Plan is summarized below:

			Weighted
		Weighted	Average
		Average Exercise	Remaining Contractual
	Options Outstanding	Price per Share	Term in Years
Options outstanding as of January 1, 2010	1,434,609	$1.10	8.24
Granted	425,500.90		6.12
Exercised	(7,500)	.36	—
Cancelled	(22,250)	2.60	—
Options outstanding as of March 31, 2010	1,830,359	$1.04	8.08
Options exercisable as of March 31, 2010	713,375	$1.20	6.50

7.   Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Raw materials	$1,917	$2,037
Work in progress	346	174
Finished goods	647	901
	2,910	3,112
Less: provision for excess inventory	(196)	(196)
Total inventories	$2,714	$2,916

8.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Furniture, fixtures and office equipment	$923	$923
Machinery, equipment and tooling	530	530
Leasehold improvements	909	906
	2,362	2,359
Less: accumulated depreciation and amortization	(1,541)	(1,468)
	$821	$891

For the three months ended March 31, 2010 and 2009, depreciation expense and amortization of leasehold improvements was approximately $73,000 and $79,000, respectively.

9.   Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Accrued expenses	$281	$319
Accrued wages, bonus and vacation pay	394	644
Accrued commissions	314	367
Accrued interest	465	338
Accrued warranty	59	59
	$1,513	$1,727

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

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Shares for computation of basic net loss per share	10,401	10,371
Shares for computation of diluted net loss per share	10,618	10,371

11.   Industry Segment, Geographic and Enterprise-Wide Information

The Company has determined that it conducts its operations in one business segment: producing and marketing a broad line of proprietary high shear fluid processing systems used primarily in the pharmaceutical, biotechnology, chemical, nutraceutical/food, and cosmetics industries. The Company has less than 3% of total assets in foreign countries. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended March 31,
($ in thousands)	2010		2009
North America	$2,673	61.9%	$2,439	68.5%
Asia	478	11.1%	396	11.1%
Europe	1,164	27.0%	724	20.4%
	$4,315	100.0%	$3,559	100.0%

One customer accounted for 18.8% of the Company’s revenues for the three months ended March 31, 2010.  For the three months ended March 31, 2009, no customer accounted for greater than 10% of revenue. One customer accounted for 18.5% of the trade accounts receivable as of March 31, 2010. No customer accounted for greater than 10% of the trade accounts receivable as of March 31, 2009.

12.   Stockholders’ Equity

During the three months ended March 31, 2010, the Company issued 7,500 shares of common stock as a result of the exercise of options by a former director. During the three months ended March 31, 2009, the Company issued no shares of common stock as a result of the exercise of options by employees and directors under its stock plans. During the three months ended March 31, 2010 and 2009, the Company issued 10,000 and 15,000 shares of common stock, respectively, under the Employee Stock Purchase Plan.  Issuance of shares of common stock during the three months ended March 31, 2010 and 2009 generated cash proceeds of approximately $6,100 and $4,000, respectively.

13.   Credit Facility

On October 23, 2009, the Company and its subsidiary entered into a senior secured $1 million revolving line of credit pursuant to a loan agreement (the “Revolving Line of Credit”) with Webster Bank, National Association, as lender (“Webster Bank”).  The Revolving Line of Credit matures on October 22, 2010. We may extend the Revolving Line of Credit for one year without the consent of Global Strategic Partners LLC (“GSP”). The actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require the Company to maintain a senior debt to twelve month trailing EBITDA (Earnings Before Interest, Taxation, Depreciation and Amortization) of 2:1, and requires the Company to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

The Company’s borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over the London Interbank Offered Rate (“LIBOR”) (LIBOR at March 31, 2010 was 0.29150%) and are secured by a lien on substantially all of its personal property. The Revolving Line of Credit generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Revolving Line of Credit may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, the Company also amended the Convertible Debenture and Agreement with GSP (each as defined below) to permit the Revolving Line of Credit as senior indebtedness and provide for certain other covenants, including a cross default provision with the Revolving Line of Credit, and GSP agreed to subordinate the indebtedness under the Convertible Debenture and Agreement to our indebtedness to Webster Bank.  As of March 31, 2010, we had not drawn down on the Revolving Line of Credit.

14.   Long-Term Debt

Long-term debt as of the following dates consisted of:

	March 31,	December 31,
(in thousands)	2010	2009
Convertible debt, (net of discount of $307 in 2010 and $321 in 2009)	$4,693	$4,679
Less: current portion	—	—
Long-term debt, net of current portion	$4,693	$4,679

On November 14, 2008 we entered into the Convertible Debenture and Warrant Purchase Agreement (the “Agreement”) with GSP. The total amount of the Convertible Debenture is $5,000,000 and bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Convertible Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Convertible Debenture upon the occurrence of an event of default. GSP may, at its option, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Convertible Debenture into shares of our common stock at a $1.25 per share. In May 2009, after an initial quarterly interest payment of approximately $113,000, GSP agreed to defer the interest payments due and payable under the Convertible Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.  The Convertible Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to our Revolving Line of Credit with Webster Bank. As of March 31, 2010, a total of approximately $465,000 of accrued interest expense is included as part of accrued expenses. The Convertible Debenture is presented net of the discount of approximately $307,000 and $321,000 as of March 31, 2010 and December 31, 2009, respectively. The discount represents the value of the warrants granted as part of the financing which was approximately $382,000, at the date of grant, which is being accreted over the seven year life of the loan as interest expense.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to our plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by us to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of our Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in our stock price, (iii) whether we will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to our ability to maintain compliance with the covenants and terms of our financing agreements, (iv) whether our technology will be adopted by customers as a means of producing MRT innovative materials in large quantities, (v) whether we will be able to deploy further prototype Microfluidics Reaction Technology systems for nanoparticle production and then manufacture and introduce commercial production Microfluidics Reaction Technology equipment, (vi) whether we will achieve a greater proportion of our sales in the future through the sale of advanced processor production systems, and (vii) those risks set forth in Item 1A, “Risk Factors” and our other periodic reports filed with the SEC. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

Additionally, our equipment is used for cell disruption to harvest the cultivated contents of cells such as e.coli, bacterial yeast, mammalian and /or plant cells and for liposomal encapsulation of materials primarily for the pharmaceutical, biotechnology, nutraceutical/ and cosmetic industries.

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

We have begun to sell beta versions and associated process technology consulting services to our commercial customers related to our proprietary equipment for the continuous production of precipitated submicron or nanoscale particles by interaction of discrete streams of reacting materials (“Microfluidics Reaction Technology ™” or “MRT”).  In 2009 we launched the MRT processor, the CR5. The combination of the process development and processor was used successfully to produce drug suspensions of the desired particle size via crystallization. Our management believes that once commercialized, the manufacturing capability of our processing equipment and our Microfluidics Reaction Technology may enable our pharmaceutical and other customers to implement further their nanotechnology based products.

In August 1997, we filed a patent application for the MRT processor device and its processes with the United States Patent and Trademark Office (USPTO), and filed a Patent Cooperation Treaty (PCT) application on May 5, 1998 and we intend to file for protection in selected countries in 2010. In July and November 2000, we were issued by the USPTO notices of allowances of utility patent claims regarding the MMR and the use thereof.  In April 2010, the Company applied for a Japanese patent on MRT entitled “Apparatus and Methods for Nanoparticle Generation and Process Intensification of Transport and Reaction Systems”.

On September 18, 2002, the European Patent Office advised us it would grant its MMR patent substantially as applied for, including its device and process claims. We have gained national entry of the patent in France, Germany, Italy, The Netherlands, and the United Kingdom.

We were incorporated in Delaware in 1983 under the name Biotechnology Development Corporation. Our principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464 and our telephone number is (617) 969-5452.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2009 as filed with the SEC on March 29, 2010.  Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements.  In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our consolidated financial statements.  Our critical accounting policies are as follows:

•      Revenue Recognition. Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed and determinable, and iv) collectability is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since this supportive service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customer. The customer’s purchase obligations are not contingent upon performance of support services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term.  Rental income and product sales are classified in revenues in the consolidated statement of operations.

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

Results of Operations

Three Months Ended March 31, 2010 vs. March 31, 2009

Revenues

Total revenues for the three months ended March 31, 2010 were approximately $4,315,000, as compared to revenues of $3,559,000 for the comparable prior year period, an increase of approximately $756,000, or 21.2%.

North American sales for the three months ended March 31, 2010 increased to approximately $2,673,000, or 9.6%, as compared to sales of approximately $2,439,000 for the three months ended March 31, 2009. The increase in North American sales was principally due to an increase in the sale of spare parts of approximately $712,000, offset by a reduction in new lab machine sales of approximately $311,000, and a decrease in production machine sales of $167,000.

Foreign sales were approximately $1,642,000 for the three months ended March 31, 2010, compared to $1,120,000 for the three months ended March 31, 2009, an increase of $522,000, or 46.6% primarily resulting from an increase in the number of production and lab machines sold during the first quarter of 2010 and slightly higher sales of spare parts.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 was approximately $1,731,000, or 40.1% of revenue, compared to $1,653,000, or 46.4% of revenue, for the comparable prior year period.

The decrease in cost of sales as a percentage of revenue is primarily attributable to a higher percentage of sales coming from the sale of spare parts which generally have higher profit margins than the sale of production or lab machines.  The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line and the makeup of the sales for a quarter can cause swings in our gross margins.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 were approximately $467,000, compared to $458,000 for the comparable prior year period, an increase of approximately $9,000, or 2.0%.  The increase in research and development expenses was primarily due to stock based compensation of approximately $10,000, partially offset by reductions in payroll and related costs of approximately $15,000.

Selling Expenses

Selling expenses for the three months ended March 31, 2010 were approximately $1,055,000, compared to $1,221,000 for the comparable prior year period, a decrease of $166,000, or 13.6%.  The decrease is primarily related to a decrease in payroll and related costs of approximately $76,000, a decrease in commissions of approximately $76,000, a decrease in travel related expenses of approximately $45,000, a decrease in advertising expenses of approximately $31,000, and a decrease in direct mail expenses of approximately $21,000, partially offset by an increase in sales meeting expenses of approximately $78,000, and stock based compensation of approximately $9,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010, were approximately $770,000, compared to $779,000 for the comparable prior year period, a decrease of approximately $9,000, or 1.2%.  The decrease is primarily attributable to a decrease in payroll related costs of approximately $44,000, a decrease in corporate expenses of approximately $70,000 and a decrease in travel related changes of $32,000, partially offset by investor relations and professional fees of approximately $67,000 and stock based compensation expense of approximately $20,000. Additionally, for the three months ended March 31, 2010, the Company recorded a foreign currency loss of approximately $33,000 as compared to a foreign currency gain of $13,000 for the comparable period in 2009.

Interest Expense

Interest expense for the three months ended March 31, 2010 was approximately $186,000 compared to $140,000 for the comparable prior year period, an increase of approximately $46,000, or 32.9%. The increase is due to the amortization of financing costs related to the Revolving Line of Credit with Webster Bank.

Income Tax Provision

As described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010, we have recorded a full valuation allowance for the amount of the deferred tax assets.

As of December 31, 2010, the Company has available federal net operating loss carry forwards for income tax purposes of approximately $12,757,000 and state net operating loss carry forwards of approximately $2,784,000, which expire at various dates through 2029, and federal research and development credit carry forwards of approximately $356,000 expiring in varying amounts during the period through 2024. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of operating loss carry forwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

As of March 31, 2010, the Company has approximately $135,000 of prepaid German taxes which the Company expects to collect in 2010.

Liquidity and Capital Resources

Liquidity

We fund our working capital requirements primarily through the proceeds from our term loan, funds generated from operations and customer deposits. We expect to fund our liquidity requirements, including interest on our convertible debt and capital expenditures, primarily through revenue and bookings for which we receive deposits in advance of shipment and our new working capital line with Webster Bank.  We anticipate that with our expected revenues and customer deposits, together with our existing cash balance at March 31, 2010 and our working capital line, we will have sufficient capital to meet our working capital requirements for the next twelve months.  However, if we do not achieve the revenues and customer deposits as and when planned, and/or if we are unable to access our secured working capital line, we may face substantial liquidity pressures that we may not be able to sustain if we are unable to access additional sources of liquidity.

Long Term Debt

On November 14, 2008 we entered into the Convertible Debenture and Warrant Purchase Agreement (the “Agreement”) with GSP.  The Convertible Debenture issued pursuant to the terms of the Agreement (the “Convertible Debenture”) bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Convertible Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Convertible Debenture upon the occurrence of an Event of Default (as defined in the Agreement). GSP may, at its option, on any of the maturity dates, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Convertible Debenture into shares of our common stock at a $1.25 per share.  In May 2009, GSP agreed to defer the interest payments due and payable under the Convertible Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments will accrue interest at nine percent (9.0%) per annum and will be payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010. The Convertible Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to the working capital line with Webster Bank.

On November 14, 2008 we also issued the Warrant to GSP pursuant to the terms of the Agreement, giving it the right to purchase up to fifty percent (50%) of our outstanding common stock, on a fully diluted basis, less the number of shares of common stock into which the Convertible Debenture is convertible. The Warrant can be exercised by GSP in two (2) tranches at any time prior to the earlier to occur of: (i) the seventh anniversary of the date of the Agreement, (ii) the third anniversary of the date of the Agreement in the event that we retire the Convertible Debenture on or before such date (the “Third Anniversary”) or (iii) such time as GSP has acquired fifty percent (50%) of the total number of shares of our common stock then outstanding on a fully diluted basis. The first tranche is exercisable at $2.00 per share up to forty percent (40%) of our common stock then outstanding on a fully diluted basis and the second tranche is exercisable at $3.00 per share up to fifty percent (50%) of our common stock then outstanding on a fully diluted basis.

The aggregate number of shares of Common Stock (the “Tranche One Maximum”) that may be purchased pursuant to one or more tranche one exercises of the Warrant (the “Tranche One Exercises”) is forty percent (40%) of the Common Stock then outstanding on a fully diluted basis, minus that number of shares of Common Stock that GSP is or was entitled to acquire (or has theretofore acquired) upon exercise of the conversion feature of the Convertible Debenture.  Notwithstanding the preceding sentence, if all or any portion of the principal amount of the Convertible Debenture has been prepaid by us prior to the Third Anniversary, then the Tranche One Maximum will also include a number of shares of common stock equal to the quotient of: (i) the amount of the Convertible Debenture’s principal amount that was so repaid by the Third Anniversary, divided by (ii) $1.25 (the “Prepayment Shares”).

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

Revolving Line of Credit

On October 23, 2009, we entered into a senior secured $1 million Revolving Line of Credit with Webster Bank described above in Footnote 13 to our unaudited consolidated financial statements for the three months ended March 31, 2010.  The Revolving Line of Credit matures on October 22, 2010.  We may extend the Revolving Credit for one year without the consent of GSP.  As noted above, the actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require us to maintain a senior debt to twelve month trailing EBITDA of 2:1, with the initial twelve month trailing EBITDA, and requires us to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

Our borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over LIBOR and are secured by a lien on substantially all of its personal property, which is senior in rights to our Debenture.  The Revolving Line of Credit generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Loan Agreement may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, we also amended the Agreement and Debenture with GSP to permit the Revolving Line of Credit as senior indebtedness and provide for certain other covenants, including a cross default provision with the Revolving Line of Credit.

As of March 31, 2010, we had not drawn upon the Revolving Line of Credit.

Operating, Investing and Financing Activities

As of March 31, 2010, we had approximately $2,157,000 in cash and cash equivalents, compared to $2,185,000 as of December 31, 2009. In the three months ended March 31, 2010, the decrease of approximately $28,000 in cash resulted primarily from changes in working capital, particularly due to lower customer advances.

Our operating activities used cash of approximately $31,000 for the three months ended March 31, 2010 compared to approximately $982,000 for the three months ended March 31, 2009. The decrease in cash flows from operations was primarily due to changes in working capital year to year.

The Company used cash of $3,000 and $67,000 for investing activities for the three months ended March 31, 2010 and 2009, respectively, for the purchase of capital equipment, and renovations to the Company’s facilities in 2009.

Contractual Obligations

Our contractual obligations as of March 31, 2010 are as follows:

		Payment due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible debt (1)	$8,192	$651	$1,078	$900	$5,563
Operating leases	679	411	268	—	—
Purchase obligations (2)	40	40	—	—	—
	$8,911	$1,102	$1,346	$900	$5,563

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments are generally not subject to changes in market value as a result of changes in interest rates due to the short maturities of the instruments.  Our fixed rate debt is not exposed to cash flow or interest rate changes but is exposed to fair market value changes in the event of refinancing this fixed rate debt.  The Revolving Line of Credit accrues interest at a margin of 5.50% over LIBOR.  As of March 31, 2010, we had not drawn upon the Revolving Line of Credit.

Although we have a significant percentage of sales from foreign counties, our sales are predominately denominated in U.S. dollars. However, sales to foreign government sponsored organizations or universities are often required to be denominated in their local currency. Additionally, we maintain a cash balance in a German bank to facilitate our European operations. As a result, sales in foreign currency and our German bank account may result in exposure to fluctuations in foreign currency exchange rates. A significant increase in foreign sales that require denomination in local currency may expose the Company to additional risk.

For additional information about our financial instruments, see Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010.

Item 4T.   Controls and Procedures

The certificates of the Company’s principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Company’s chief executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 1A.    Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to a number of risks and uncertainties, including the ones described below. Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10K for the period ended December 31, 2009.

We have experienced operating losses in four of our last five fiscal years, including the fiscal year ended December 31, 2009, and we may not be able to achieve consistent profitability in the future.

For four of the past five fiscal years, including for fiscal 2009, we have experienced losses from continuing operations. For the year ended December 31, 2009 and the year ended December 31, 2008, we had a net loss of $362,000 and $4,011,000, respectively. Although we have significantly improved our operating results during fiscal 2009 and the first three months of 2010, including recording positive net income in the third and fourth quarters of 2009 and the first quarter of 2010, in the future the Company may not be able to achieve consistent profitability on a quarter by quarter and year over year basis.

The Company must remain cash-flow positive.

We believe that our expected revenues and customer advances, together with our existing cash balance at March 31, 2010 and the availability under our working capital line should be sufficient to meet our working capital requirements for the next twelve months.  In the first quarter of 2009, we initiated an aggressive cost reduction program that includes headcount reductions as well as the elimination of all non-essential discretionary spending such as travel, consulting and marketing programs. As a result of these initiatives and the cost reduction program, the Company was cash-flow positive for the year ended December 31, 2009, as well as for the three months ending March 31, 2010. However, if we sustain a revenue shortfall that we can’t compensate with additional cost cuts, or our current credit facility is withdrawn or not renewed, it is possible that we could face unsustainable liquidity pressures.  This concern is accentuated by the fact that current credit markets, coupled with our history of losses, has made it possible that we would not be able to obtain alternative or additional financing. Under these circumstances, it is possible that we could default under our financing agreements, which default could force us to seek protection under the bankruptcy laws and cause our investors to sustain a loss of their investment in our shares.

Increased concerns about the financial markets, economic conditions, and corporate profits may exacerbate certain risks affecting our business.

We cannot predict the extent of the impact of the economic environment specific to our industry. Continued or increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products.  In the future, we may experience reduced demand for our products because of the uncertainties in the general economic environment in which our customers and we operate.  The on-going tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products.  Although there have been signs of an improving economy, if global economic and market conditions, or economic conditions in the United States, remain uncertain, deteriorate or enter into a period with no or flat growth, we may experience a material adverse effect on our business, operating results and financial condition.  Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  If such conditions persist, our business, financial condition and results of operations could suffer.  We cannot project the extent of the impact of the economic environment specific to our industry.

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

Several investors in the Company own large concentrations of our common stock or securities convertible into our common stock, making our shares more illiquid than if our ownership structure were more widely distributed. The concentration in the ownership of our common stock and the rights of the holder of our Convertible Debenture and warrants impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and

Convertible Debenture and Warrants have in the enterprise value of our business. Although a more active trading market may develop in the future, the limited market liquidity for our common stock may affect your ability to sell at a price that is satisfactory to you. The market price of our common stock may be adversely effected should the one large investor convert the Convertible Debenture and Warrants into common stock or several large investors sell at the same time. Additionally, if the holder of our Convertible Debenture and Warrant were to convert and sell such shares or a large stockholder were to sell their shares our stock price may be adversely effected.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Michael Ferrara, Peter Byczko, the Chief Accounting Officer, William Conroy, the Senior Vice President of Operations and Engineering, Thomai Panagiotou, Chief Technology Officer, William Kober, Vice President of Sales—The Americas and Western Asia, Xavier Leroy, Vice President of Sales—EMEA and South East Asia or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel in the technology area is intense where labor markets are particularly competitive, including Boston, Massachusetts and where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

We may be unsuccessful in developing new products for existing markets.

Our strategy includes developing new products to drive organic growth in our businesses. We may be unsuccessful developing new products that will be well received in existing markets. The products we develop may have less market demand than we anticipate or the demand may be at substantially lower prices than we anticipate. Our competitors may develop new products or technologies that diminish demand for our new products. Our customers may receive decreased funding levels, which may cause their demand for our products to decrease. Our efforts to develop new intellectual property and new products may be costly. Substantial failure in our new product development program could have a material impact on our results of operations and our financial condition.

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

A significant portion of our net sales is derived from a relatively small number of customers with sales to three customers accounting for 33% and 25% of our revenues for the three months ended March 31, 2010 and 2009, respectively. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations.

We rely on suppliers, vendors and subcontractors.

We do not manufacture most of the components contained in our Microfluidizer materials processor equipment, but rather subcontract the manufacture of most components.  Based on quality, price, and performance, we have selected certain suppliers, vendors, and subcontractors that provide parts, subassemblies, machining and finishing of components that are assembled by our production staff.  It is possible that, as a result of the recent economic slowdown or other reasons, one or more of our suppliers, vendors or subcontractors could go out of business, or not ship on open account, or otherwise be unable to supply our needs.  Although we have identified alternate sources for parts, components, machining and finishing integral to the manufacture of our products, there can be no assurance that a transition to an alternative source would not entail quality assurance or quality control difficulties, on-time delivery problems, or other transition problems, any or all of which could have an impact on our production of equipment and could have a material adverse effect on our business, financial condition, or results of operations.

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

Lastly, because our Financing was provided by an affiliate of a pharmaceutical company that competes with other pharmaceutical companies, it is possible that the other companies might decide against doing business with us in the future for competitive reasons.  If a significant number of pharmaceutical companies were to reduce their purchases of our products for this or any other reason, our business and results of operations could be materially adversely affected. General health care spending patterns may also be affected by federal regulation, including the recent health care bills before congress, which may effect research budgets.

We have only one manufacturing facility.

We have a single manufacturing facility located in Newton, Massachusetts. Our success depends on the efficient and uninterrupted operation of that facility. Whether as a result of a fire, natural disaster, or other cause, any disruption to our manufacturing operations would significantly impair our ability to operate our business on a day-to-day basis. Although we maintain business interruption insurance, our business would be injured by any extended interruption of the operations of our manufacturing facility. Further our insurance coverage may not be adequate to compensate us for all losses that may occur, or may not continue to be available to us. Finally, if we seek to replicate our manufacturing operations at another location, we will face a number of technical as well as financial challenges, which we may not be able to address successfully.

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

We are pursuing patent protection in the United States and select foreign jurisdictions with respect to proprietary aspects of our MRT Processor. We filed a U.S Patent application for this technology in March 2008 and a Patent Convention Treaty (PCT) in March 2009 and plan to file selected national patents in 2010. In April 2010, the Company applied for a Japanese patent on MRT entitled “Apparatus and Methods for Nanoparticle Generation and Process Intensification of Transport and Reaction Systems”. We are awaiting responses to these filings.

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

Our stock is listed on the OTC Bulletin Board and may experience a high level of volatility due to the market in general and certain other factors including the liquidity in the trading in our shares.

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

•                  technological innovations by competitors or competing technologies

•                  quarterly revenues and operating results fluctuating or failing to meet the expectations of management

•                  conditions or trends in the pharmaceutical and biotechnology industries

•                  announcement of significant changes in financing or strategic partnerships

Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.

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

For the three months ending March 31, 2010 and 2009, shipments outside of North America accounted for approximately 38.1% and 31.5%, respectively, of our net revenues in those periods.  In particular, approximately 3.7% and 1.0% of our net revenues in the three months ended March 31, 2010 and 2009, respectively, resulted from sales to Japan and approximately 7.3% and 3.1% of our net revenues in the three months ended March 31, 2010 and 2009, respectively resulted from sales to China.  Approximately 20.3% and 20.3% of our net revenues resulted from sales to Europe in the three months ended March 31, 2010 and 2009, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

We attempt to reduce some of our risk related to sales and shipments outside of the United States by requiring that our contracts generally be paid in United States Dollars.  Nevertheless, a downturn in the economies of Japan, Korea or Europe might reduce investment in new technology or products while a weakening of foreign currency against the United States Dollar would make our products more expensive, each of which could have a substantial impact on our operating results. Additionally, the Company may have exposure to fluctuations in foreign currency exchange rates as it maintains a cash balance in a German bank and has certain sales contracts in local currency.

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

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies.  We discuss these estimates in the subsection entitled Critical Accounting Policies beginning on page 12 included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

None.

Item 6.   Exhibits.

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

Dated:  May 17, 2010