Form 10-Q
period 2010-06-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2010-08-10
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of August 9, 2010, 10,414,282 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MICROFLUIDICS INTERNATIONAL CORPORATION

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,949	$2,185
Accounts receivable, net of allowance of $38 and $44 on June 30, 2010 and December 31, 2009, respectively	2,957	2,571
Inventories	2,683	2,916
Prepaid and other current assets	334	280
Total current assets	7,923	7,952

Property and equipment, net	757	891
Other non-current assets	442	535
Total assets	$9,122	$9,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$545
Accrued expenses	1,474	1,727
Customer advances	459	1,137
Total current liabilities	2,761	3,409

Long-term liabilities:
Convertible debt	4,707	4,679
Total liabilities	7,468	8,088

Stockholders’ equity:
Common stock; $.01 par value; 30,000,000 and 30,000,000 shares authorized; 10,649,728 and 10,630,228 shares issued; 10,414,282 and 10,394,782 shares outstanding as of June 30, 2010 and December 31, 2009, respectively.	106	106
Additional paid-in capital	18,369	18,254
Accumulated deficit	(16,152)	(16,401)
Treasury stock, 235,446 shares, at cost, as of June 30, 2010 and December 31, 2009	(669)	(669)
Total stockholders’ equity	1,654	1,290
Total liabilities and stockholders’ equity	$9,122	$9,378

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$4,512	$3,469	$8,827	$7,028
Cost of sales	1,627	1,493	3,358	3,146
Gross profit	2,885	1,976	5,469	3,882

Operating expenses:
Research and development	509	410	976	868
Selling	1,076	926	2,131	2,147
General and administrative	979	676	1,749	1,455
Total operating expenses	2,564	2,012	4,856	4,470

Income (loss) from operations	321	(36)	613	(588)
Interest expense	(178)	(142)	(364)	(282)
Interest income	—	1	—	3
Net income (loss)	$143	$(177)	$249	$(867)

Net income (loss) per common share:
Basic	$.01	$(0.02)	$.02	$(0.08)
Diluted	$.01	$(0.02)	$.02	$(0.08)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,413,615	10,371,782	10,407,115	10,371,205
Diluted	10,612,677	10,371,782	10,615,769	10,371,205

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$249	$(867)
Adjustments to reconcile net income (loss) to net cash flows:
Depreciation	61	80
Amortization of leasehold improvements	85	81
Amortization of intangibles	3	3
Amortization of deferred financing fees	90	31
Non-cash interest	28	27
Allowance for doubtful accounts	(6)	—
Share-based compensation	108	88
Changes in assets and liabilities:
Accounts receivable	(380)	(607)
Inventories	233	(120)
Prepaid expenses and other current assets	(54)	16
Accounts payable	283	165
Accrued expenses	(253)	(295)
Customer advances	(678)	(27)
Net cash flows used in operating activities	(231)	(1,425)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12)	(72)
Net cash flows used in investing activities	(12)	(72)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7	4
Net cash flows provided by financing activities	7	4

Net change in cash and cash equivalents	(236)	(1,493)
Cash and cash equivalents at beginning of period	2,185	1,895
Cash and cash equivalents at end of period	$1,949	$402

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Description of Business

Company Overview

References herein to “we,” “us,” “our,” or “the Company” are to Microfluidics International Corporation.

The Company, along with its wholly-owned subsidiary, Microfluidics Corporation (“Microfluidics”), operates in one segment, producing and marketing a broad line of proprietary high-shear fluid processing systems used primarily in the pharmaceutical, biotechnology, chemical, nutraceutical/food, energy, academics and cosmetic industries.

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

2.              Interim Financial Statements

The condensed consolidated financial information for the three and six months ended June 30, 2010 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and of the operating results and cash flows for the periods. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of results that may be expected for the entire year. The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010.

The balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.              Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its unaudited condensed consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

4.              Revenue Recognition

Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed or determinable, and iv) collectability is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since this supportive service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which (1) can generally be completed in a short period of time at insignificant cost, (2) the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers and (3) the customer’s purchase obligations are not contingent upon performance of support services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Right of returns are not included in sales arrangements.  Discounts from list prices are recorded as a reduction of sales.  On occasion, the Company provides machines available for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term.  Rental income and product sales are classified in revenues in the consolidated statement of operations.

5.              Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2009-13 - “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (formerly Emerging Issues Task Force Issue No. 08-1). This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company believes the adoption of this guidance will not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 was codified as Accounting Standards Codification (“ASC”) Topic 105-10 and establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted ASC Topic 105-10 effective for the quarter ended September 30, 2009 and the adoption did not result in a significant impact on the Company’s financial statements.

6.              Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors.

For the three month periods ended June 30, 2010 and 2009, the Company recognized stock based compensation expense of approximately $43,000 and $62,000, respectively.  For the six month periods ended June 30, 2010 and 2009, the Company recognized stock based compensation expense of approximately $108,000 and $88,000, respectively.  Stock-based compensation expense for the three and six month periods ended June 30, 2010 and 2009 is included in Research and Development, Selling, and General and Administrative expenses of the unaudited condensed consolidated statement of operations and allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Research and development	$11	$17	$27	$23
Selling	9	13	23	18
General and administrative	23	32	58	47
Total	$43	$62	$108	$88

The Company did not capitalize any stock-based compensation. The Company has established a valuation allowance for net deferred tax assets. Accordingly, no significant tax benefit on the stock-based compensation was recorded during the three and six month periods ended June 30, 2010 and 2009.

The fair value of each option granted during the three and six month periods ended June 30, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	117%	111%	117%	111%
Risk-free interest rate	1.79%	2.00%	1.79%	2.00%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years

The weighted average fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $0.82 and $0.54 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 9% and 11% for 2010 and 2009, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over the service period, generally 4 years, amounted to approximately $823,000  and $770,00 at June 30, 2010 and 2009, respectively.

The Company has three (3) shareholder approved stock option plans (collectively, the “Stock Option Plans”) as follows: (i) the 1988 Stock Plan, which authorized the grant of stock rights for up to 3,500,000 shares of common stock (the “1988 Plan”); (ii) the 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), which authorized the grant of nonqualified stock options for up to 500,000 shares of common stock; and (iii) the 2006 Stock Plan (the “2006 Plan”) which authorizes the grant of stock rights for up to 4,000,000 shares of common stock, decreased by the number of shares of common stock issued and issuable pursuant to awards outstanding under either the 1988 Plan or the 1989 Plan (together, the “Prior Plans”).  The 2006 Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on June 20, 2006.  Upon adoption of the 2006 Plan by the Company’s shareholders, we ceased granting new options under the Prior Plans.  The Prior Plans permitted, and the 2006 Plan permits, the granting of stock awards to employees, officers, and non-employee members of the Board of Directors.  Options granted under the Prior Plans and the 2006 Plan permit vesting over a 3-to-5 year period and expire 5-to-10 years from the date of grant.  At June 30, 2010, 340,500 shares were available for future grants under the 2006 Plan and no shares were available for future grants under the Prior Plans.

During the three months ended June 30, 2010 the Company did not issue any stock options.  During the three months ended June 30, 2009, the Company issued 150,000 stock options pursuant to the 2006 Plan at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant. During the six months ended June 30, 2010 and 2009, the Company issued 425,500 and 535,000 stock options, pursuant to the 2006 Plan, respectively, at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of the grant.

Information regarding option activity for the six months ended June 30, 2010 under the 2006 Plan and Prior Plans is summarized below:

			Weighted
			Average
		Weighted	Remaining
	Options	Average Exercise	Contractual
	Outstanding	Price per Share	Term in Years
Options outstanding as of January 1, 2010	1,434,609	$1.10	8.24
Granted	425,500.90		6.12
Exercised	(9,500)	.28	—
Cancelled	(90,580)	1.26	—
Options outstanding as of June 30, 2010	1,760,029	1.05	8.02
Options exercisable as of June 30, 2010	750,193	1.18	6.70

7.              Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Raw materials	$2,315	$2,037
Work in progress	76	174
Finished goods	632	901
	3,023	3,112
Less: provision for excess inventory	(340)	(196)
Total inventories	$2,683	$2,916

8.              Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Furniture, fixtures and office equipment	$931	$923
Machinery, equipment and tooling	530	530
Leasehold improvements	910	906
	2,371	2,359
Less: accumulated depreciation and amortization	(1,614)	(1,468)
	$757	$891

9.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Accrued expenses	$263	$319
Accrued wages, bonus and vacation pay	418	644
Accrued commissions	339	367
Accrued interest	414	338
Accrued warranty	40	59
	$1,474	$1,727

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Shares for computation of basic net income (loss) per share	10,414	10,372	10,407	10,371
Shares for computation of diluted net income (loss) per share	10,613	10,372	10,616	10,371

11.       Industry Segment, Geographic and Enterprise-Wide Information

The Company has determined that it conducts its operations in one business segment: producing and marketing a broad line of proprietary high shear fluid processing systems used primarily in the pharmaceutical, biotechnology, chemical, nutraceutical/food, academic and cosmetics industries. The Company has less than 3% of total assets in foreign countries. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2010		2009		2010		2009
North America	$2,440	54.1%	$1,545	44.5%	$5,113	57.9%	$3,984	56.7%
Asia	879	19.5%	846	24.4%	1,357	15.4%	1,242	17.7%
Europe	1,193	26.4%	1,078	31.1%	2,357	26.7%	1,802	25.6%
	$4,512	100%	$3,469	100.0%	$8,827	100%	$7,028	100.0%

One customer accounted for 10.7% of the Company’s revenues for the three months ended June 30, 2010.  Two customers accounted for 28.8% of the Company’s revenues for the three months ended June 30, 2009.  For the six month period ended June 30, 2010 and 2009, no customer accounted for more than 10% of revenues.

One customer accounted for 26.1% of the trade accounts receivable as of June 30, 2010 and two customers each accounted for 10% of the trade accounts receivable as of June 30, 2009. A reduction or delay in orders from any of the Company’s significant customers could have a material adverse effect on the Company’s results of operations.

12.       Stockholders’ Equity

During the three months ended June 30, 2010, the Company issued 2,000 shares of common stock as a result of the exercise of options by an employee which generated cash proceeds of approximately $1,000.  During the three months ended June 30, 2009, the Company issued no shares of commons stock as a result of the exercise of options by employees and directors.  During the six months ended June 30, 2010, the Company issued 9,500 shares of common stock as a result of the exercise of options by a former director and an employee which generated cash of approximately $4,000.  During the six months ended June 30, 2009, the Company issued no shares of common stock as a result of the exercise of options by employees and directors.

During the three months ended June 30, 2010 and 2009, the Company issued no shares of common stock as a result of the purchase of shares under the Company’s Employee Stock Purchase Plan.  During the six months ended June 30, 2010 and 2009, the Company issued 10,000 and 15,000 shares, respectively, of common stock as a result of the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $3,000 and $4,000, respectively.

13.       Credit Facility

On October 23, 2009, the Company and its subsidiary entered into a senior secured $1 million revolving line of credit pursuant to a loan agreement (the “Revolving Line of Credit”) with Webster Bank, National Association, as lender (“Webster Bank”).  The Revolving Line of Credit matures on October 22, 2010. The Company may extend the Revolving Line of Credit for one year without the consent of Global Strategic Partners LLC (“GSP”). See Note 14, Long Term Debt, below.  The actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require the Company to maintain a senior debt to twelve month trailing EBITDA (Earnings Before Interest, Taxation, Depreciation and Amortization) of 2:1, and requires the Company to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

The Company’s borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over the London Interbank Offered Rate (“LIBOR”) (LIBOR at June 30, 2010 was 0.53394%) and are secured by a lien on substantially all of its personal property. The Revolving Line of Credit generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Revolving Line of Credit may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, the Company also amended the Convertible Debenture and Warrant Purchase Agreement with GSP and related agreements to permit the Revolving Line of Credit as senior indebtedness and provide for certain other covenants, including a cross default provision with the Revolving Line of Credit, and GSP agreed to subordinate the indebtedness under the Convertible Debenture to the Company’s indebtedness to Webster Bank.  As of June 30, 2010, the Company had not drawn down on the Revolving Line of Credit.

14.       Long-Term Debt

Long-term debt as of the following dates consisted of:

	June 30,	December 31,
(in thousands)	2010	2009
Convertible debt, (net of discount of $293 in 2010 and $321 in 2009)	$4,707	$4,679
Less: current portion	—	—
Long-term debt, net of current portion	$4,707	$4,679

On November 14, 2008, we entered into the Convertible Debenture and Warrant Purchase Agreement (the “Agreement”) with GSP. The total amount of the Convertible Debenture is $5,000,000 and bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Convertible Debenture is due and payable on the earlier to occur of: (i) November 14, 2015 or (ii) the acceleration of the maturity of the Convertible Debenture upon the occurrence of an event of default. We may, at our option and upon 30 days notice to GSP, on an interest payment date prepay all of the principal balance of the Convertible Debenture, without penalty, together with any accrued and unpaid interest through the date of prepayment.  Our right to prepay is subject to GSP’s right to convert the Convertible Debenture as contemplated in the Convertible Debenture. GSP may, at its option, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock at a $1.25 per share. In May 2009, after an initial quarterly interest payment of approximately $113,000, GSP agreed to defer the interest payments due and payable under the Convertible Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments accrue interest at nine percent per annum and are payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.  The Convertible Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to the Company’s Revolving Line of Credit with Webster Bank. As of June 30, 2010, a total of approximately $414,000 of accrued interest expense is included as part of accrued expenses. The Convertible Debenture is presented net of the discount of approximately $293,000 and $321,000 as of June 30, 2010 and December 31, 2009, respectively. The discount represents the value of the warrants granted as part of the financing which was approximately $382,000, at the date of grant, which is being accreted over the seven year life of the loan as interest expense.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

This report may contain forward-looking statements that are subject to certain risks and uncertainties including statements relating to the Company’s plan to achieve, maintain, and/or increase revenue growth, and/or operating profitability, and to achieve, maintain, and/or increase net operating profitability. Such statements are based on the Company’s current expectations and are subject to a number of factors and uncertainties that could cause actual results achieved by us to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to, the following risks and uncertainties: (i) whether the performance advantages of the Company’s Microfluidizer® materials processing equipment will be realized commercially or that a commercial market for the equipment will continue to develop, (ii) whether the timing of orders will significantly affect quarter to quarter revenues and resulting net income results for a particular quarter, which may cause increased volatility in the Company’s stock price, (iii) whether we will have access to sufficient working capital through continued and improving cash flow from sales and ongoing borrowing availability, the latter being subject to the Company’s ability to maintain compliance with the covenants and terms of the Company’s financing agreements, (iv) whether the Company’s  technology will be adopted by customers as a means of producing Microfluidics Reaction Technology ™ or MRT innovative materials in large quantities, (v) whether we will be able to deploy further prototype MRT systems for nanoparticle production and then manufacture and introduce commercial production MRT equipment, (vi) whether we will achieve a greater proportion of the Company’s sales in the future through the sale of advanced processor production systems, and (vii) those risks set forth in Part II, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q and the Company’s other periodic reports filed with the SEC. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Overview

For over 25 years we have specialized in manufacturing and marketing a broad line of materials processing systems, more specifically known as high shear fluid processors, which are used in numerous applications in the pharmaceutical, biotechnology, chemical, nutraceutical/food, energy, academics and cosmetics industries.

The Company’s line of lab and production equipment, marketed under the Company’s Microfluidizer® trademark and trade name, process premixed formulations to produce small, uniform structures, usually of the submicron and nanoscale size (commonly defined as particles having dimensions less than 100 nanometers) including nanoemulsions and nanosuspensions.

Additionally, the Company’s equipment is used for cell disruption to harvest the cultivated contents of cells such as e.coli, bacterial yeast, mammalian and /or plant cells and for liposomal encapsulation of materials primarily for the pharmaceutical, biotechnology, nutraceutical/ and cosmetic industries.

The technology embodied within the Company’s Microfluidizer high shear fluid processors is used in formulating products that are normally very difficult to mix and stabilize.  We believe that the Company’s Microfluidizer processors, through process intensification, allow manufacturers to produce higher quality products with better characteristics, on a more consistent basis, than with other blending, mixing or homogenizing techniques.  Further, the Company’s processor equipment is able to scale up formulations and results from flow rates as low as 100 to 200 milliliters per minute on the Company’s laboratory and bench top models to more than 15 gallons per minute on the Company’s production models, which is a competitive advantage for the Company’s customers.

We have begun to sell beta versions and associated process technology consulting services to the Company’s commercial customers, incorporating the Company’s MRT technology in the proprietary equipment.  In 2009 we launched the MRT processor, the CR5. The combination of the process development and processor was used successfully to produce drug suspensions of the desired particle size via crystallization. The Company’s management believes that once commercialized, the manufacturing capability of the Company’s processing equipment and the Company’s MRT technology may enable the Company’s pharmaceutical and other customers to implement further their nanotechnology based products.

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

In July and November 2000, we were issued by the USPTO notices of allowances of utility patent claims regarding the Microfluidizer Mixer/Reactor (“MMR”) and the use thereof.  On September 18, 2002, the European Patent Office advised us it would grant its MMR patent substantially as applied for, including its device and process claims. We have gained national entry of the patent in France, Germany, Italy, The Netherlands, and the United Kingdom.

We were incorporated in Delaware in 1983 under the name Biotechnology Development Corporation. The Company’s principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464 and the Company’s telephone number is (617) 969-5452.

Critical Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 to the Company’s consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 as filed with the SEC on March 29, 2010.  Certain of the Company’s accounting policies require the application of significant judgment by the Company’s management and such judgments are reflected in the amounts reported in the Company’s consolidated financial statements.  In applying these policies, the Company management uses their judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on the Company’s historical experience, terms of existing contracts, the Company’s observance of market trends, information provided by the Company’s strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in the Company’s consolidated financial statements.  The Company’s critical accounting policies are as follows:

•      Revenue Recognition. Revenue is recognized when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the price to the customer is fixed or determinable, and iv) collectability is reasonably assured. In revenue transactions where support services are requested, revenue is recognized on shipment since this supportive service obligation is not essential to the functionality of the delivered products.  Revenue transactions involving non-essential support services obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customer and the customer’s purchase obligations are not contingent upon performance of support services, if any, by the Company. Proceeds received in advance of product shipment are recorded as customer advances in the consolidated balance sheets. Returns and customer credits are infrequent and recorded as a reduction to sales.  Rights of returns are not included in sales arrangements. Discounts from list prices are recorded as a reduction to sales. On occasion, the Company provides machines for rent by customers.  Income for the rental of equipment is recognized on a straight-line basis over the rental term.  Rental income and product sales are classified in revenues in the consolidated statement of operations.

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

•      Inventory Valuation.  The Company values its inventory at the lower of its actual cost or the current estimated market value.  The Company regularly reviews inventory quantities on hand and inventory commitments with suppliers and records a provision for excess and obsolete inventory based primarily on the Company’s historical usage for the prior twenty-four month period.  Although we make every effort to ensure the accuracy of the Company’s forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of the Company’s inventory and reported operating results.

•      Product Warranties.  The Company’s products are generally sold with a twelve month warranty provision that requires us to remedy deficiencies in quality or performance of the Company’s products at no cost to our customers only after it has been determined that the cause of the deficiency is not due to the actions of the machine operator or product used in the machine.  The Company has established a policy for replacing parts that wear out or break prematurely.  The policy called for replacing the parts or repairing a machine within one year of the sale.

Results of Operations

Three Months Ended June 30, 2010 vs. June 30, 2009

Revenues

Total revenues for the three months ended June 30, 2010 were approximately $4,512,000, as compared to revenues of approximately $3,469,000 for the comparable prior year period, an increase of approximately $1,043,000, or 30.1%. Sales of lab machines increased to 51 for the three months ended June 30, 2010, as compared to sales of 41 machines in the three months ended June 30, 2009, a 24% increase.

North American sales for the three months ended June 30, 2010 increased to approximately $2,440,000, or by 57.9% as compared to sales of approximately $1,545,000 for the three months ended June 30, 2009. The increase in North American sales was principally due to an increase in the sales of lab machines and spare parts of approximately $1,300,000, offset by a decrease in the sale of production machines of approximately $500,000.

Foreign sales for the three months ended June 30, 2010 increased to approximately $2,072,000 or by 7.7% as compared to approximately $1,924,000 for the three months ended June 30, 2009.  The increase in foreign sales was principally due to an increase in the sale of production and lab machines in Europe of approximately $300,000, offset by a decrease in parts sales of approximately $223,000.

Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.  In addition, the percentage of North American sales and foreign sales to total sales can vary from quarter to quarter depending on the nature of the capital equipment sold in that geographical region.

Our sales order backlog on June 30, 2010 was approximately $2, 5000,000 as compared to approximately $4,300, 000 on June 30, 2009. Backlog represents orders in hand that typically take between one and six months to deliver.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 was approximately $1,627,000, or 36.1% of revenue, compared to approximately $1,493,000, or 43.0% of revenue, for the comparable prior year period.

The increase in cost of sales in absolute dollars for the three months ended June 30, 2010, reflects an overall sales increase for the second quarter 2010, as compared to the second quarter of 2009.  The decrease in cost of sales as a percentage of revenues is primarily attributable to a sales price increase taking effect during the quarter ended June 30, 2010 and better margins from more efficient manufacturing of production machines and second generation lab machines.  Included in cost of sales is an increase in inventory reserve of approximately $144,000 related to the cancellation of a customer’s contract for which the Company received a cancellation fee from the customer.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2010 were approximately $509,000, compared to approximately $410,000 for the comparable prior year period, an increase of approximately $99,000, or 24.1%.  This increase in research and development expenses was primarily due to higher payroll and other payroll related costs of approximately $69,000 as well as an increase in MRT related travel costs of approximately $19,000.

Selling Expenses

Selling expenses for the three months ended June 30, 2010 were approximately $1,076,000, compared to approximately $926,000 for the comparable prior year period, an increase of approximately $150,000, or 16.2%.  The increase was primarily due to higher commission expenses of $84,000 based on increased revenue as compared to last year and increased travel expenses of $48,000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010, were approximately $979,000, compared to approximately $676,000 for the comparable prior year period, an increase of approximately $303,000, or 44.8%.  The increase was primarily attributable to (a) an increase in legal fees of approximately $133,000 related to our proxy and annual meeting, patent expenses for MRT and other corporate matters, (b)  an increase in consulting expenses of approximately $66,000 primarily related to human resources and IT services, and (c) an adverse impact from the currency exchange rates of $40,000.

Interest Expense

Interest expense for the three months ended June 30, 2010 was approximately $178,000 as compared to approximately $142,000 for the comparable prior year period, an increase of approximately $36,000, or 25.4%. The increase is due to the amortization of financing costs related to the Revolving Line of Credit with Webster Bank.

Income Tax Provision

As described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010, we have recorded a full valuation allowance for the amount of the deferred tax assets.

Six Months Ended June 30, 2010 vs. June 30, 2009

Revenues

Total revenues for the six months ended June 30, 2010 were approximately $8,827,000, as compared to revenues of $7,028,000 for the comparable prior year period, an increase of approximately $1,799,000, or 25.6%.

North American sales for the six months ended June 30, 2010 increased to approximately $5,113,000, or by 28.3%, as compared to sales of approximately $3,984,000 for the six months ended June 30, 2009.  The increase in North American sales was principally due to an increase in the sale of parts and services of approximately $1,420,000 and lab machine sales of $370,000, partially offset by a reduction in the sales of production machines of $646,000.

Foreign sales for the six months ended June 30, 2010 increased to approximately $3,714,000, or by 22.0%, as compared to approximately $3,044,000 for the six months ended June 30, 2009.  The increase in foreign sales was primarily due to an increase in sales of production machines of $636,000.

Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines as well as the mix between North American and foreign sales.

Unit sales increased to 95 units as compared to 91 units for the six months ended June 30, 2010 and June 30, 2009, respectively.

Cost of Sales

Cost of sales for the six months ended June 30, 2010 was approximately $3,358,000, or 38.0% of revenue, compared to approximately $3,146,000, or 44.8% of revenue, for the comparable prior year period.

The Company’s major product lines have different profit margins, as well as multiple profit margins within each product line. The decrease in cost of sales as a percentage of revenues is attributable to a sales price increase taking effect during the second quarter ended June 30, 2010 and better margins on the sale of production machines and second generation lab machines.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2010 were approximately $976,000, compared to $868,000 for the comparable prior year period, an increase of approximately $108,000, or 12.4%.  This increase was primarily due to higher expenses related to payroll and related costs of approximately $69,000 and MRT related travel costs of approximately $21,000.

Selling Expenses

Selling expenses for the six months ended June 30, 2010 were approximately $2,131,000 compared to approximately $2,147,000 for the comparable prior year period, a decrease of approximately $16,000 or .7%.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 were approximately $1,749,000, as compared to $1,455,000 for the comparable prior year period, an increase of $294,000, or 20.2%.  The increase was primarily attributable to (a) an increase in legal fees of approximately $168,000 related to our proxy and annual meeting, patent expenses for MRT and other corporate matters, (b) an increase in consulting fees of approximately $105,000 primarily related to human resources and IT matters and  (c) an adverse impact from currency exchange rates of $87,000; (d) partially offset by a decrease in payroll and related costs of approximately $60,000.

Interest Income and Expense

Interest expense for the six months ended June 30, 2010 was approximately $364,000, as compared to $282,000 for the comparable prior year period, an increase of approximately $82,000, or 29.1%. The increase is due to the amortization of financing costs related to the Revolving Line of Credit with Webster Bank.

There was no interest income for the six months ended June 30, 2010, as compared to approximately $3,000 for the comparable prior year period. The decrease is due to a decrease in cash available for investment.

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

In addition, as of June 30, 2010, the Company had approximately $135,000 of prepaid German taxes which the Company expects to collect in 2010.

Liquidity and Capital Resources

Liquidity

We have funded our working capital requirements primarily through the proceeds from our Convertible Debenture, funds generated from operations and customer advances.  We also have unused borrowing availability under our Revolving Line of Credit with Webster Bank.  We expect to fund our liquidity requirements, including interest on our Convertible Debenture and capital expenditures, primarily through revenue and bookings for which we receive customer advances in advance of shipment and as needed, our working capital line with Webster Bank.  Our line with Webster Bank expires on October 22, 2010 and we have had preliminary discussions about renewing the line for an additional one year period.  We anticipate that with our expected revenues and customer advances, together with our existing cash balance at June 30, 2010 and our working capital line, we will have sufficient capital to meet our working capital requirements for the next twelve months.  However, if we do not achieve the revenues and customer advances as and when planned, and/or if we are unable to access or renew our working capital line before it expires on October 22, 2010, we may face substantial liquidity pressures that we may not be able to sustain if we are unable to access additional sources of liquidity.

Long Term Debt

On November 14, 2008, we entered into the Convertible Debenture and Warrant Purchase Agreement (the “Agreement”) with GSP.  The Convertible Debenture issued pursuant to the terms of the Agreement (the “Convertible Debenture”) bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Convertible Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Convertible Debenture upon the occurrence of an Event of Default (as defined in the Convertible Debenture). We may, at our option and upon 30 days notice to GSP, prepay on an interest payment date all of the principal balance of the Convertible Debenture, without penalty, together with any accrued and unpaid interest through the date of prepayment.  Our right to prepay is subject to GSP’s right to convert the Convertible Debenture as contemplated in the Convertible Debenture. GSP may, at its option, on any of the maturity dates, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Convertible Debenture into shares of our common stock at $1.25 per share.  In May 2009, GSP agreed to defer the interest payments due and payable under the Convertible Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments accrue interest at nine percent (9.0%) per annum and are payable in eight equal quarterly installments on the first day of each quarter beginning on April 1, 2010. The Convertible Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to the working capital line with Webster Bank.

On November 14, 2008, we also issued a Warrant to GSP pursuant to the terms of the Agreement, giving it the right to purchase up to fifty percent (50%) of our outstanding common stock, on a fully diluted basis, less the number of shares of common stock into which the Convertible Debenture is convertible. The Warrant can be exercised by GSP in two (2) tranches at any time prior to the earlier to occur of: (i) the seventh anniversary of the date of the Agreement, (ii) the third anniversary of the date of the Agreement in the event that we retire the Convertible Debenture on or before such date (the “Third Anniversary”) or (iii) such time as GSP has acquired fifty percent (50%) of the total number of shares of our common stock then outstanding on a fully diluted basis. The first tranche is exercisable at $2.00 per share up to forty percent (40%) of our common stock then outstanding on a fully diluted basis and the second tranche is exercisable at $3.00 per share up to fifty percent (50%) of our common stock then outstanding on a fully diluted basis.

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

The aggregate number of shares of Common Stock that may be purchased pursuant to one or more tranche two exercises of the Warrant (the “Tranche Two Exercises”) is equal to (a) fifty percent (50%) of the common stock then outstanding on a fully diluted basis, minus (b) that number of shares of common stock that GSP is or was entitled to acquire (or has theretofore acquired) upon (i) exercise of the conversion feature of the Convertible Debenture, and (ii) the Tranche One Exercise, plus (c) the Prepayment Shares.  A Tranche Two Exercise may only be made after the full number of shares exercisable pursuant to Tranche One Exercises has been purchased.

Revolving Line of Credit

On October 23, 2009, we entered into a senior secured $1 million Revolving Line of Credit with Webster Bank described above in Footnote 13 to the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2010.  The Revolving Line of Credit matures on October 22, 2010.  The Revolving Line of Credit is senior to our Convertible Debenture and we may extend the Revolving Credit for one year without the consent of GSP, the holder of the Convertible Debenture.  As noted above, the actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require us to maintain a senior debt to twelve month trailing EBITDA of 2:1, and requires us to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

The Company’s borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over LIBOR and are secured by a lien on substantially all of its personal property, which is senior in rights to its Convertible Debenture.  The Revolving Line of Credit generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Loan Agreement may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, we also amended the Agreement and Debenture with GSP to permit the Revolving Line of Credit as senior indebtedness and provide for certain other covenants, including a cross default provision with the Revolving Line of Credit.

As of June 30, 2010, we had not drawn upon the Revolving Line of Credit.

Operating, Investing and Financing Activities

As of June 30, 2010, we had approximately $1,949,000 in cash and cash equivalents, as compared to approximately $2,185,000 on December 31, 2009.  In the six months ended June 30, 2010, the decrease of $236,000 in cash resulted primarily from changes in working capital, particularly lower customer advances.

The Company’s operating activities used cash of approximately $231,000 for the six months ended June 30, 2010 compared to approximately $1,425,000 for the six months ended June 30, 2009. The decrease in cash flows from operations was primarily due to changes in working capital year to year and improved profitability.

The Company used cash of $12,000 and $72,000 for investing activities for the six months ended June 30, 2010 and 2009, respectively, for the purchase of capital equipment.

Contractual Obligations

The Company’s contractual obligations as of June 30, 2010 are as follows:

		Payment due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible debt (1)	$8,021	$639	1,032	$900	$5,450
Operating leases	1,032	412	620	—	—
Purchase obligations (2)	40	40	—	—	—
	$9,093	$1,091	$1,652	$900	$5,450

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2010, there were no material changes to the Company’s market risk policies or market risk sensitive instruments and positions as described in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 4.                     Controls and Procedures

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Company’s chief executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to regulatory risks and clinical uncertainties. Such statements are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.  For further information you are encouraged to review our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the period ended December 31, 2009.

We have experienced net losses in four of our last five fiscal years, including the fiscal year ended December 31, 2009, and we may not be able to achieve consistent profitability in the future.

For four of the past five fiscal years, including for fiscal 2009, we have experienced net losses. For the year ended December 31, 2009 and the year ended December 31, 2008, we had a net loss of $362,000 and $4,011,000, respectively. Although we have significantly improved our operating results during fiscal 2009 and the first six months of 2010, including recording positive net income in the third and fourth quarters of 2009 and the first and second quarters of 2010, in the future the Company may not be able to achieve consistent profitability on a quarter by quarter and year over year basis.

The Company must remain cash-flow positive.

We believe that our expected revenues and customer advances, together with our existing cash balance at June 30, 2010 and the availability under our working capital line should be sufficient to meet our working capital requirements for the next twelve months.  In the first quarter of 2009, we initiated an aggressive cost reduction program that includes headcount reductions as well as the elimination of all non-essential discretionary spending such as travel, consulting and marketing programs. As a result of these initiatives and the cost reduction program, the Company was cash-flow positive for the year ended December 31, 2009, as well as for the six months ending June 30, 2010. However, if we sustain a revenue shortfall that we can’t compensate with additional cost cuts, or our current credit facility is withdrawn or not renewed before it expires on October 22, 2010; it is possible that we could face unsustainable liquidity pressures.  This concern is accentuated by the fact that current credit markets, coupled with our history of losses, have made it possible that we would not be able to obtain alternative or additional financing. Under these circumstances, it is possible that we could default under our financing agreements, which default could force us to seek protection under the bankruptcy laws and cause our investors to sustain a loss of their investment in our shares.

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

Both our Revolving Line of Credit and our Convertible Debenture contain events of defaults, which are more fully described in our Form 8-Ks filed by the Company with the Securities and Exchange Commission on October 26, 2009 with respect to the Revolving Line of Credit and November 20, 2008 with respect to the Convertible Debenture.  In addition, the Revolving Line of Credit and Convertible Debenture contain cross default provisions, which provides that an event of default under our Revolving Line of Credit or Convertible Debenture may also trigger an event of default under the other financing agreement.  If we were to experience an event of default under our Revolving Line of Credit or our Convertible Debenture, that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank and GSP, the holder of the Convertible Debenture, the parties may accelerate the obligations under these financing arrangements and they may exercise their remedies against the secured collateral, which is substantially all of our assets.  If an event of default occurs, there can be no assurance that we would be able to repay the obligations under these financing arrangements or be able to raise additional funds to make such payments.  Failure to repay these financing arrangements could force us to reorganize our debts, possibly in bankruptcy, in which event our common stock could likely become worthless.

Our ownership structure includes several investors who own large blocks of common stock or convertible securities whose interests and rights in our Company may differ in important respects from those of our other common stock investors.

Several investors in the Company own large concentrations of our common stock or securities convertible into our common stock, making our shares more illiquid than if our ownership structure were more widely distributed. The concentration in the ownership of our common stock and the rights of the holder of our Convertible Debenture and Warrants impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and Convertible Debenture and Warrants have in the enterprise value of our business. Although a more active trading market may develop in the future, the limited market liquidity for our common stock may affect your ability to sell at a price that is satisfactory to you. The market price of our common stock may be adversely affected should the one large investor convert the Convertible Debenture and Warrants into common stock or several large investors sell at the same time. Additionally, if the holder of our Convertible Debenture and Warrant were to convert and sell such shares or a large stockholder were to sell their shares our stock price may be adversely affected.

We face intense competition in many of our markets.

Our Microfluidizer product line of high-shear fluid processors has direct competition in its major markets, including its most important markets in the pharmaceutical, biotechnology and coatings/chemical industries. The severity of the competition that we confront requires that we continuously invest in research and development in order to keep our product line competitive. Despite such expenditures, however, there can be no assurance that we will be able to meet the enhancement challenges posed by our competitors, or that we will be able to create or exploit the kinds of innovations, such as our MRT technology, needed to drive future sales.

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

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next generation and novel technology offerings. The research, development, testing and commercialization of our MRT Processor and other novel technology are expensive and time consuming. We are in the early stages of commercialization of our MRT Processor, with certain potential customers testing beta products and receiving consulting services. We may experience significant delays in the testing process. Additionally, there are no assurances that our MRT Processor or any of our other next generation or novel technology offerings will gain market acceptance. The failure to gain or a prolonged delay in market acceptance or an extended testing period may have a material adverse effect on our results of operations and financial conditions.

We are dependent on a relatively small number of customers for a significant portion of our net sales.

A significant portion of our net sales is derived from a relatively small number of customers with sales to a group of three customers accounting for 26.1% of our revenues for the three months ended June 30, 2010 and sales to a different group of customers accounting for 26.6% of our revenues for the three months ended June 30, 2009. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations.

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

In particular, the biotechnology industry is dependent on raising capital to fund operations. If biotechnology companies are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected.  As it relates to both the biotechnology and pharmaceutical industries, many companies have significant patents that have expired or are about to expire, which could result in reduced revenues for those companies.  If pharmaceutical or biotechnology companies suffer reduced revenues as a result of these patent expirations, they may be unable to purchase our products, and our business and results of operations could be materially adversely affected.

Mergers and acquisitions are prevalent in the pharmaceutical and biotechnology industries as there has been a recent trend toward increased consolidation in these industries.  If one or more of our major customers is acquired, there is no guarantee that the acquirer will continue to purchase our products or continue to develop the drugs that use our products.  If one or more of our customers is acquired our business could be harmed.

In addition, we are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition and purchasing patterns of various governments and government agencies.  Many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of products from grants by governments or government agencies.  There exists the risk of potential decrease in the level of governmental spending allocated to scientific and medical research, which could substantially reduce or even eliminate these grants.   If government funding necessary to purchase our products were to decrease, our business and results of operations could be materially adversely affected. Spending patterns may also be affected by federal regulation, including the recent health care bills before congress, which may affect research budgets.

Lastly, because our Convertible Debenture was provided by an affiliate of a pharmaceutical company that competes with other pharmaceutical companies, it is possible that the other companies might decide against doing business with us in the future for competitive reasons.  If a significant number of pharmaceutical companies were to reduce their purchases of our products for this or any other reason, our business and results of operations could be materially adversely affected.

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

To protect our proprietary rights, we rely on a combination of patent and trademark laws, trade secrets, confidentiality agreements, contractual provisions and technical means.  In the event of a breach of these protections, there can be no assurance that these measures will prove to have been adequate to protect our interests, or that we will have sufficient resources to prosecute or prevail in an action against a third party.

Our Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002.  In addition, we have neither sought patent protection for our Microfluidizer processor or our interaction chamber nor trademark protection of our Microfluidizer trade name in any country other than the United States.  As such, our proprietary rights for key aspects of our Microfluidizer processor equipment are not subject to the protection of patent or trademark laws of foreign countries where our equipment is sold.  Although we have made many alterations, improvements and advances to our Microfluidizer processor equipment over the years and continue to make such advancements with such modifications and innovations having been and being treated by us as trade secrets, the lack of our patent protections will expose us to potential competition that would likely have a material adverse effect on us.

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

Although United States governmental restrictions on technology transfer, import, export and customs regulations and other similar local, state or federal regulations, have not had a significant effect on us historically, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales.  The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted.  In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups.  There can be no assurance that sale of our equipment will not be impacted by any such legislation or designation.  Depending upon which countries and sales may be designated for trade restriction; such actions could have a material adverse effect on our business, financial condition, or results of operations.  Also, certain agreements that may be entered into by us involving exclusive license rights may also be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted.

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

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the NYSE Amex, New York Stock Exchanges or The NASDAQ Stock Market). In general, over the past two years, fewer than 20,000 shares of our common stock have traded on a daily basis. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you. The market price of our common stock may have increased volatile and could decline in the future in response to various factors including:

•                  volatility of the financial markets

•                  uncertainty regarding domestic and foreign economies

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

For the three months ending June 30, 2010 and 2009, shipments outside of North America accounted for approximately 45.9% and 55.5%, respectively, of our net revenues in those periods.  In particular, approximately 6.1% and 2.7% of our net revenues in the three months ended June 30, 2010 and 2009, respectively, resulted from sales to Japan and approximately 8.4% and 3.0% of our net revenues in the three months ended June 30, 2010 and 2009, respectively resulted from sales to China.  Approximately 26.4% and 31.1% of our net revenues resulted from sales to Europe in the three months ended June 30, 2010 and 2009, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net product revenues.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We were also required to furnish a report by our management on our internal controls over financial reporting beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2009, which did not identify material weaknesses in our internal control systems, there can be no assurance that future material weaknesses in our internal control systems will not be identified as a result of changing financial or operating conditions. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. As a smaller reporting company, we are currently not required to subject our internal controls to audit by our independent registered public accounting firm.  If we were to become subject to an audit, there can be no assurance that such an audit of our internal controls will not result in the identification of a material weakness. In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies.  We discuss these estimates in the subsection entitled Critical Accounting Policies, which is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report if our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

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

Dated:  August 10, 2010