Form 10-Q
period 2010-09-30
MICROFLUIDICS INTERNATIONAL CORP
filed 2010-11-15
CIK 723889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, 10,426,647 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

MICROFLUIDICS INTERNATIONAL CORPORATION

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited - in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,980	$2,185
Accounts receivable, net of allowance of $39 and $44 on September 30, 2010 and December 31, 2009, respectively	2,861	2,571
Inventories	2,675	2,916
Prepaid and other current assets	281	280
Total current assets	7,797	7,952

Property and equipment, net	684	891
Other non-current assets	396	535
Total assets	$8,877	$9,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,009	$545
Accrued expenses	1,265	1,727
Customer advances	390	1,137
Total current liabilities	2,664	3,409

Long-term liabilities:
Convertible debt	4,720	4,679
Total liabilities	7,384	8,088

Stockholders’ equity:
Common stock; $.01 par value; 30,000,000 and 30,000,000 shares authorized; 10,662,093 and 10,630,228 shares issued; 10,426,647 and 10,394,782 shares outstanding as of September 30, 2010 and December 31, 2009, respectively.	107	106
Additional paid-in capital	18,450	18,254
Accumulated deficit	(16,395)	(16,401)
Treasury stock, 235,446 shares, at cost, as of September 30, 2010 and December 31, 2009	(669)	(669)
Total stockholders’ equity	1,493	1,290
Total liabilities and stockholders’ equity	$8,877	$9,378

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except share and per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$4,077	$4,462	$12,904	$11,490
Cost of sales	1,644	1,533	5,002	4,679
Gross profit	2,433	2,929	7,902	6,811

Operating expenses:
Research and development	468	433	1,444	1,301
Selling	1,093	1,007	3,224	3,154
General and administrative	939	920	2,688	2,375
Total operating expenses	2,500	2,360	7,356	6,830

Income (loss) from operations	(67)	569	546	(19)
Interest expense	(176)	(144)	(540)	(425)
Interest income	—	—	—	2
Net income (loss)	$(243)	$425	$6	$(442)

Net income (loss) per common share:
Basic	$(.02)	$0.04	$—	$(0.04)
Diluted	$(.02)	$0.04	$—	$(0.04)
Weighted average number of common and common equivalent shares outstanding:
Basic	10,422,525	10,387,282	10,412,252	10,376,949
Diluted	10,422,525	10,474,532	10,613,592	10,376,949

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	For The Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6	$(442)
Adjustments to reconcile net income (loss) to net cash flows:
Depreciation	92	120
Amortization of leasehold improvements	127	122
Amortization of intangibles	4	4
Amortization of deferred financing fees	135	47
Non-cash interest	41	—
Allowance for doubtful accounts	(5)	—
Provision for obsolete inventory	144	50
Stock-based compensation	178	144
Changes in assets and liabilities:
Accounts receivable	(285)	(401)
Inventories	97	(129)
Prepaid expenses and other current assets	(1)	3
Accounts payable	464	(166)
Accrued expenses	(462)	(93)
Customer advances	(747)	603
Net cash flows used in operating activities	(212)	(138)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12)	(72)
Net cash flows used in investing activities	(12)	(72)

Cash flows from financing activities:
Net proceeds from issuance of common stock	19	9
Net cash flows provided by financing activities	19	9

Net change in cash and cash equivalents	(205)	(201)
Cash and cash equivalents at beginning of period	2,185	1,895
Cash and cash equivalents at end of period	$1,980	$1,694

See notes to unaudited condensed consolidated financial statements.

MICROFLUIDICS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The unaudited interim condensed consolidated financial statements of Microfluidics International Corporation along with its wholly-owned subsidiary, Microfluidics Corporation (collectively, the “Company,” “we,” “us,” or “our”) were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and reflects all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the financial position at such dates and of the operating results and cash flows for the period presented.  Certain accounts in the condensed consolidated financial statements and related notes have been reclassified to conform to current period presentation.  The balance sheet as of December 31, 2009 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.  The information contained in this Form 10-Q should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2010.

The significant accounting policies underlying the accompanying unaudited interim condensed consolidated financial statements are set forth in Note 1 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010.  Since December 31, 2009, there have been no material changes in the Company’s significant accounting policies.

2.              Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition which clarifies that for research and development transactions, consideration that is contingent on the achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved, only if the milestone is judged to meet certain criteria.  The guidance will be effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) that (a) requires the total consideration received at the inception of a multiple deliverable revenue arrangement to be allocated to the separate units of accounting based on their relative selling prices, (b) eliminates the residual method of allocation and (c) significantly enhances disclosures.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

3.              Stock-Based Compensation

We recognize compensation expense for all stock-based awards made to employees and directors.  For the three and nine month periods ended September 30, 2010 and 2009 stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Research and development	$19	$16	$46	$39
Selling	14	12	37	30
General and administrative	37	28	95	75
Total	$70	$56	$178	$144

Total unrecognized stock-based compensation expense related to unvested stock options expected to be recognized over a service period of 4 years, was approximately $668,000 and $714,000 at September 30, 2010 and 2009, respectively.  The Company did not capitalize any stock-based compensation.  There were no significant tax benefits on the stock-based compensation during the three and nine month periods ended September 30, 2010 and 2009.

4.              Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Raw materials	$1,903	$2,037
Work in progress	53	174
Finished goods	1,059	901
	3,015	3,112
Less: provision for excess inventory	(340)	(196)
Total inventories	$2,675	$2,916

5.              Property and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Furniture, fixtures and office equipment	$931	$923
Machinery, equipment and tooling	530	530
Leasehold improvements	910	906
	2,371	2,359
Less: accumulated depreciation and amortization	(1,687)	(1,468)
	$684	$891

6.              Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Accrued expenses	$232	$319
Accrued wages, bonus and vacation pay	276	644
Accrued commissions	346	367
Accrued interest	371	338
Accrued warranty	40	59
	$1,265	$1,727

7.              Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Shares for computation of basic net income (loss) per share	10,423	10,387	10,412	10,377
Shares for computation of diluted net income (loss) per share	10,423	10,475	10,614	10,377

8.              Industry Segment, Geographic and Enterprise-Wide Information

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

Approximate sales to customers by geographic markets, and percentage of total sales by geographic market, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010		2009		2010		2009
North America	$2,754	67.6%	$3,208	71.9%	$7,867	61.0%	$7,193	62.6%
Asia	466	11.4%	300	6.7%	1,823	14.1%	1,541	13.4%
Europe	857	21.0%	954	21.4%	3,214	24.9%	2,756	24.0%
	$4,077	100.0%	$4,462	100.0%	$12,904	100.0%	$11,490	100.0%

No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2010.  Two customers together accounted for 42.0% of the Company’s revenues for the three months ended September 30, 2009.  For the nine month period ended September 30, 2010 no customer accounted for more than 10% of the Company’s revenues.   For the nine months ended September 30, 2009, one customer accounted for 19.7% of the Company’s revenues.

No customer accounted for greater than 10% of the Company’s trade accounts receivables as of September 30, 2010 or 2009.

9.              Stockholders’ Equity

During the three months ended September 30, 2010, the Company issued no shares of common stock from the exercise of options by employees or directors.  During the nine months ended September 30, 2010, the Company issued 9,500 shares of common stock from the exercise of options by a former director and an employee which generated cash of approximately $4,000.  During the three and nine months ended September 30, 2009, the Company issued 3,500 shares of common stock from the exercise of options by a former employee, generating cash proceeds of $1,750.

During the three months ended September 30, 2010 and 2009, the Company issued 12,365 and 12,000 shares of common stock, respectively, from the purchase of shares under the Company’s Employee Stock Purchase Plan.  During the nine months ended September 30, 2010 and 2009, the Company issued 22,365 and 27,000 shares, respectively, of common stock from the purchase of shares under the Employee Stock Purchase Plan, generating cash proceeds of approximately $15,000 and $8,000, respectively.

10.       Credit Facility

On October 23, 2009, the Company and its subsidiary entered into a senior secured $1 million revolving line of credit pursuant to a loan agreement (the “Revolving Line of Credit”) with Webster Bank, National Association, as lender (“Webster Bank”).  The initial term of the Revolving Line of Credit was for a period of one year.  On October 22, 2010, the Company entered into an amendment to extend the maturity of the Revolving Line of Credit until October 22, 2011.  See, Note 12, Subsequent Events, below.  The Company may not extend the Revolving Line of Credit beyond this period without the consent of Global Strategic Partners LLC (“GSP”), the holder of the Company’s Convertible Debenture.  See Note 11, Long Term Debt, below.  The actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require the Company to maintain a senior debt to twelve month trailing EBITDA (Earnings Before Interest, Taxation, Depreciation and Amortization) of 2:1, and requires the Company to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

The Company’s borrowings under the Revolving Line of Credit will generally accrue interest at a margin of 5.50% over the London Interbank Offered Rate (“LIBOR”) (LIBOR at September 30, 2010 was 0.29%) and are secured by a lien on substantially all of its personal property. The Revolving Line of Credit generally contains customary events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, the obligations under the Revolving Line of Credit may be accelerated and remedies may be exercised against the collateral.

In connection with the closing of the Revolving Line of Credit, the Company also amended the Convertible Debenture and Warrant Purchase Agreement with GSP and related agreements to permit the Revolving Line of Credit as senior indebtedness and provide for certain other covenants, including a cross default provision with the Revolving Line of Credit, and GSP agreed to subordinate the indebtedness under the Convertible Debenture to the Company’s indebtedness to Webster Bank.  As of September 30,

2010, the Company had not drawn down on the Revolving Line of Credit.

11.       Long-Term Debt

Long-term debt as of the following dates consisted of:

	September 30,	December 31,
(in thousands)	2010	2009
Convertible debt, (net of discount of $280 and $321 in 2010 and 2009, respectively)	$4,720	$4,679
Less: current portion	—	—
Long-term debt, net of current portion	$4,720	$4,679

On November 14, 2008, we entered into the Convertible Debenture and Warrant Purchase Agreement (the “Agreement”) with GSP. The total amount of the Convertible Debenture is $5,000,000 and bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Convertible Debenture is due and payable on the earlier to occur of: (i) November 14, 2015 or (ii) the acceleration of the maturity of the Convertible Debenture upon the occurrence of an event of default. We may, at our option and upon 30 days notice to GSP, on an interest payment date prepay all of the principal balance of the Convertible Debenture, without penalty, together with any accrued and unpaid interest through the date of prepayment.  Our right to prepay is subject to GSP’s right to convert the Convertible Debenture as contemplated in the Convertible Debenture. GSP may, at its option, on any of the maturity date, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock at a $1.25 per share. In May 2009, after an initial quarterly interest payment of approximately $113,000, GSP agreed to defer the interest payments due and payable under the Convertible Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments accrue interest at nine percent per annum and are payable in eight equal quarterly installments on the first day of such quarter beginning on April 1, 2010.  The Convertible Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to the Company’s Revolving Line of Credit with Webster Bank. As of September 30, 2010, a total of approximately $371,000 of accrued interest expense is included as part of the Accrued Expenses.  See Note 6, above. The Convertible Debenture is presented net of the discount of approximately $280,000 and $321,000 as of September 30, 2010 and December 31, 2009, respectively. The discount represents the value of the Warrant granted as part of the financing which was approximately $382,000 at the date of grant, which is being accreted over the seven year life of the loan as interest expense.

12.       Subsequent Events

On October 22, 2010, the Company entered into an amendment to its Revolving Line of Credit with Webster Bank, extending the maturity of the Company’s Revolving Line of Credit from October 22, 2010 until October 22, 2011.  There were no other changes to the Revolving Line of Credit.  Also, see Note 10, Credit Facility, above.  Subsequent events have been evaluated through the time of filing this Quarterly Report on Form 10-Q with the SEC.

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

Additionally, the Company’s equipment is used for cell disruption to harvest the cultivated contents of cells such as e.coli, bacterial yeast, mammalian and /or plant cells and for liposomal encapsulation of materials primarily for the pharmaceutical, biotechnology, nutraceutical/food and cosmetic industries.

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

We have begun to sell beta versions and associated process technology consulting services to the Company’s commercial customers incorporating the Company’s MRT technology in the proprietary equipment.  In 2009 we launched the MRT processor, the CR5. The combination of the process development and processor was used successfully to produce drug suspensions of the desired particle size via crystallization. The Company’s management believes that once commercialized, the manufacturing capability of the Company’s processing equipment and the Company’s MRT technology may enable the Company’s pharmaceutical and other customers to implement further their nanotechnology based products.

In August 1997, we filed a patent application for the MRT processor device and its processes with the United States Patent and Trademark Office (USPTO).  We filed a Patent Cooperation Treaty (PCT) application on May 5, 1998 and we have filed for protection in selected countries during the third quarter of 2010.  In April 2010, the Company applied for a Japanese patent on MRT entitled “Apparatus and

Methods for Nanoparticle Generation and Process Intensification of Transport and Reaction Systems”.

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

During the third quarter of 2010, we continue to see and adjust to changes in the pharmaceutical landscape, which may have an impact on the timing and amount of capital spending.  Some of our initiatives to address these changes include increasing our presence at universities, contract research organizations and smaller pharmaceutical and biotechnology companies and improving our sales coverage. We have also seen improvement in adjacent markets, including the chemical and cosmetics industries, which may help to offset the changes in big pharmaceutical companies.  In the third quarter of 2010, we have continued to see an increase in the sale of laboratory machines, including our LVI Low Volume Microfluidizer which was introduced in March 2010, as compared to large production machines.  We believe that the increase in the sale of laboratory machines may create additional opportunities in the future as customers move from laboratory machines to production machines. Our revenue declined 8.6% in the third quarter of 2010 as compared to the third quarter of 2009, primarily related to a decline in spare parts.  In addition, the third quarter of 2009 was a strong quarter with sales of production machines and spare parts related to the H1N1 vaccine, which did not repeat itself in the third quarter of 2010.

We were incorporated in Delaware in 1983 under the name Biotechnology Development Corporation. The Company’s principal executive offices are located at 30 Ossipee Road, in Newton, Massachusetts 02464 and the Company’s telephone number is (617) 969-5452.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in U. S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes.  The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010.   Since December 31, 2009, there have been no material changes in the Company’s critical accounting policies.

Results of Operations

Three Months Ended September 30, 2010 vs. September 30, 2009

Revenues

Total revenues for the three months ended September 30, 2010 were approximately $4,077,000, as compared to revenues of approximately $4,462,000 for the three months ended September 30, 2009, a decrease of $385,000, or 8.6%.

North American revenues for the three months ended September 30, 2010 decreased to approximately $2,754,000, or by 14.2% as compared to revenues of approximately $3,208,000 for the three months ended September 30, 2009.  This decrease in North American revenues was principally due to a reduction in the sale of production machines of $584,000 and spare parts of approximately $276,000 partially offset by an increase in the sale of lab machines of approximately $181,000.

Foreign revenues for the three months ended September 30, 2010 increased to approximately $1,323,000 or by 5.5% as compared to revenues of approximately $1,254,000 for the three months ended September 30, 2009.  The increase in foreign revenues was principally due to an increase in the sale of production machines of approximately $434,000 offset by a decrease in the sale of spare parts of $335,000.

Due to the nature of the sale of capital equipment, one specific quarter can be impacted by the timing of the sale of one or more production machines.  In addition, the percentage of North American revenues and foreign revenues to total revenues can vary from quarter to quarter depending on the nature of the capital equipment sold in that geographical region.

Our sales order backlog on September 30, 2010 was approximately $1,320,000 as compared to approximately $4,754,000 on September 30, 2009. This decrease was primarily due to a reduction in spare parts orders. Backlog represents orders in hand that typically take between one and six months to deliver.

Cost of Sales

Cost of sales for the three months ended September 30, 2010 was approximately $1,644,000, or 40.3% of revenue, compared to approximately $1,533,000, or 34.4% of revenue, for the three months ended September 30, 2009.

The increase in cost of sales as a percentage of revenues is primarily attributable to the sales of a production machines in the third quarter of 2009 with a higher margin attributable to an expedite fee.  The Company’s major product lines have different margins, as well as varied profit margins within each product line.  As a result, the makeup of revenues in the quarter can cause a swing in margins.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 were approximately $468,000, as compared to approximately $433,000 for the three months ended September 30, 2009, an increase of $35,000, or 8.1%.  The increase in research and development expenses was primarily due to an increase in expenses related to MRT.

Selling Expenses

Selling expenses for the three months ended September 30, 2010 were approximately $1,093,000, as compared to approximately $1,007,000 for the three months ended September 30, 2009, an increase of $86,000, or 8.5%.  This increase was primarily due to higher commission expenses of approximately $108,000, as a result of the sales mix for in house account sales which have a lower commission rate.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010, were approximately $939,000, as compared to approximately $920,000 for the three months ended September 30, 2009, an increase of $19,000, or 2.1%.  This increase was primarily attributable to an increase in professional fees of approximately $136,000 and an adverse impact from the currency exchange rate of approximately $33,000, offset by reductions of $145,000 in travel, insurance and bonus expenses.

Interest Expense

Interest expense for the three months ended September 30, 2010 was approximately $176,000 as compared to approximately $144,000 for the three months ended September 30, 2009, an increase of $32,000, or 22.2%.  This increase was primarily due to the amortization of expenses related to the Webster Bank Revolving Line of Credit of approximately $29,000.

Income Tax Provision

As described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010, we have recorded a full valuation allowance for the amount of the net deferred tax assets.

Nine Months Ended September 30, 2010 vs. September 30, 2009

Revenues

Total revenues for the nine months ended September 30, 2010 were approximately $12,904,000, as compared to revenues of $11,490,000 for the nine months ended September 30, 2009, an increase of approximately $1,414,000, or 12.3%.

North American revenues for the nine months ended September 30, 2010 increased to approximately $7,867,000, or by 9.4%, as compared to revenues of approximately $7,193,000 for the nine months ended September 30, 2009.  This increase in North American revenues was principally due to an increase in the sale of spare parts and services of approximately $1,334,000 and an increase in lab machines sales of $551,000, partially offset by a reduction in the sale of production machines of $1,229,000.

Foreign revenues for the nine months ended September 30, 2010 increased to approximately $5,037,000, or by 17.2%, as compared to approximately $4,297,000 for the nine months ended September 30, 2009.  The increase in foreign revenues was primarily due to the increase in the sales of production machines of approximately $1,069,000, partially offset by the reduction in parts and services of approximately $280,000.

Due to the nature of the sale of capital equipment, one specific period can be impacted by the timing of the sale of one or more production machines.  In addition, the percentage of North American revenues and foreign revenues to total revenues can vary from period to period depending on the nature of the capital equipment sold in that geographical region.

Cost of Sales

Cost of sales for the nine months ended September 30, 2010 was approximately $5,002,000, or 38.8% of revenue, as compared to approximately $4,679,000, or 40.7% of revenue, for the nine months ended September 30, 2009.

The increase in cost of sales in absolute dollars reflects an overall increase in sales over the same period last year.  The improvement in margins reflects a more efficient manufacturing process and better margins on our second generation lab machines.  The Company’s major product lines have different profit margins, as well as varied profit margins within each product line.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2010 were approximately $1,444,000, as compared to $1,301,000 for the nine months ended September 30, 2009, an increase of $143,000, or 11.0%.   This increase was primarily due to higher payroll expenses and related costs of approximately $75,000, travel costs of approximately $26,000 and consulting costs of approximately $28,000.

Selling Expenses

Selling expenses for the nine months ended September 30, 2010 were approximately $3,224,000 as compared to approximately $3,154,000 for the nine months ended September 30, 2009, an increase of $70,000, or 2.2%.  This increase was primarily due to higher commissions resulting from higher revenues as compared to the same period last year.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 were approximately $2,688,000, as compared to $2,375,000 for the nine months ended September 30, 2009, an increase of $313,000, or 13.2%.  The increase was primarily attributable to an increase in professional fees of approximately $407,000 and an adverse impact from the foreign currency exchange rate losses of approximately $120,000, partially offset by reductions of $194,000 in travel, insurance and bonus expenses.

Interest Income/Expense

Interest expense for the nine months ended September 30, 2010 was approximately $540,000, as compared to $425,000 for the nine months ended September 30, 2009, an increase of $115,000, or 27.1%.  This increase was primarily due to the amortization of expenses related to the Webster Bank Revolving Line of Credit of approximately $88,000.

There was no interest income for the nine months ended September 30, 2010, as compared to approximately $2,000 for the nine months ended September 30, 2009.

Income Tax Provision

As described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010, we have recorded a full valuation allowance for the amount of the deferred tax assets.

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

Liquidity and Capital Resources

Liquidity

The Company has funded its working capital requirements primarily through the proceeds from a Convertible Debenture, funds generated from operations and customer advances.  The Company expects to fund its liquidity requirements, including interest on a Convertible Debenture and capital expenditures, primarily through revenue and bookings for which the Company receives customer advances in advance of shipments and as needed, through unused borrowings available under the Company’s Revolving Line of Credit with Webster Bank, which has been extended through October 22, 2011.  The Company anticipates that with expected revenues and customer advances, together with the existing cash balance at September 30, 2010 and the Revolving Line of Credit, that it will have sufficient cash to meet its working capital requirements for the next twelve months.  However, if the Company does not achieve the revenues and customer advances as and when planned, and/or if the Company is unable to access its Revolving Line of Credit, the Company may face substantial liquidity pressures that it may not be able to sustain if it is unable to access additional sources of liquidity.

Long Term Debt

On November 14, 2008, the Company entered into a Convertible Debenture and Warrant Purchase Agreement (the “Agreement”) with GSP, as described above in Note 11 of the Company’s Notes to Condensed Consolidated Financial Statements (unaudited) for the three and nine months ended September 30, 2010.  The Convertible Debenture issued pursuant to the terms of the Agreement (the “Convertible Debenture”) bears interest at nine percent (9.0%) per annum payable quarterly in arrears. The Convertible Debenture is due and payable on the earlier to occur of (i) November 14, 2015 or (ii) the acceleration of the maturity of the Convertible Debenture upon the occurrence of an Event of Default (as defined in the Convertible Debenture). The Company may, at its option and upon 30 days notice to GSP, prepay on an interest payment date all of the principal balance of the Convertible Debenture, without penalty, together with any accrued and unpaid interest through the date of prepayment.  The Company’s right to prepay is subject to Global Strategic Partners’ (“GSP”), the holder of the Convertible Debenture, right to convert the Convertible Debenture as contemplated in the Convertible Debenture. GSP may, at its option, on any of the maturity dates, the date that any interest payment is due, or the date on which a change of control occurs, convert all or any portion of the outstanding principal amount of the Convertible Debenture into shares of our common stock at $1.25 per share.  In May 2009, GSP agreed to defer the interest payments due and payable under the Convertible Debenture on each of July 1, 2009, October 1, 2009 and January 4, 2010.  The deferred payments accrue interest at nine percent (9.0%) per annum and are payable in eight equal quarterly installments on the first day of each quarter beginning on April 1, 2010. The Convertible Debenture is secured by all assets, property rights and interests of the Company, and is subordinate to the Revolving Line of Credit.

On November 14, 2008, the Company also issued a Warrant to GSP pursuant to the terms of the Agreement, giving it the right to purchase up to fifty percent (50%) of our outstanding common stock, on a fully diluted basis, less the number of shares of common stock into which the Convertible Debenture is convertible. The Warrant can be exercised by GSP in two (2) tranches at any time prior to the earlier to occur of: (i) the seventh anniversary of the date of the Agreement, (ii) the third anniversary of the date of the Agreement in the event that we retire the Convertible Debenture on or before such date (the “Third Anniversary”) or (iii) such time as GSP has acquired fifty percent (50%) of the total number of shares of our common stock then outstanding on a fully diluted basis. The first tranche is exercisable at $2.00 per share up to forty percent (40%) of our common stock then outstanding on a fully diluted basis and the second tranche is exercisable at $3.00 per share up to fifty percent (50%) of our common stock then outstanding on a fully diluted basis.

The aggregate number of shares of Common Stock (the “Tranche One Maximum”) that may be purchased pursuant to one or more tranche one exercises of the Warrant (the “Tranche One Exercises”) is forty percent (40%) of the Common Stock then outstanding on a fully diluted basis, minus that number of shares of Common Stock that GSP is or was entitled to acquire (or has theretofore acquired) upon exercise of the conversion feature of the Convertible Debenture.  Notwithstanding the preceding sentence, if all or any portion of the principal amount of the Convertible Debenture has been prepaid by the Company prior to the Third Anniversary, then the Tranche One Maximum will also include a number of shares of common stock equal to the quotient of: (i) the amount of the Convertible Debenture’s principal amount that was so repaid by the Third Anniversary, divided by (ii) $1.25 (the “Prepayment Shares”).

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

Revolving Line of Credit

On October 23, 2009, the Company entered into a one year senior secured $1 million Revolving Line of Credit with Webster Bank described above in Note 10 of the Company’s Notes to Condensed Consolidated Financial Statements (unaudited) for the three and nine months ended September 30, 2010.  On October 22, 2010 the Company entered into an amendment extending the maturity date of the Revolving Line of Credit until October 22, 2011.  The Revolving Line of Credit is senior to the Company’s Convertible Debenture and the Company may not extend the Revolving Line of Credit beyond this period without the consent of GSP, the holder of the Convertible Debenture.  As noted above, the actual amount of credit that is available from time to time under the Revolving Line of Credit is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible accounts receivables.  The Revolving Line of Credit contains customary representations and warranties and restrictive covenants relating to matters, such as indebtedness, liens, investments, acquisitions, mergers, dispositions and dividends.  The Revolving Line of Credit also has two financial covenants that require the Company to maintain a senior debt to twelve month trailing EBITDA of 2:1, and to maintain $500,000 of available cash or excess availability under the Revolving Line of Credit.  The proceeds of any borrowings under the Revolving Line of Credit are available for working capital and other general corporate purposes.

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

In connection with the closing of the Revolving Line of Credit, the Company also amended the Agreement and Convertible Debenture with GSP to permit the Revolving Line of Credit as senior indebtedness and provide for certain other covenants, including  a cross default provision with the Revolving Line of Credit.

As of September 30, 2010, we had not drawn upon the Revolving Line of Credit.

Operating, Investing and Financing Activities

As of September 30, 2010, the Company had approximately $1,980,000 in cash and cash equivalents, as compared to approximately $2,185,000 on December 31, 2009.  The decrease of $205,000 in cash resulted primarily from changes in working capital, particularly lower customer advances.

The Company’s operating activities used cash of approximately $212,000 for the nine months ended September 30, 2010 compared to cash used of approximately $138,000 for the nine months ended September 30, 2009. The increase in cash flows used from operating activities was primarily due to overall changes in working capital from year to year, particularly lower customer advances.

The Company used cash of $12,000 and $72,000 for investing activities for the nine months ended September 30, 2010 and 2009, respectively, for the purchase of capital equipment.

The Company generated cash of $19,000 and $9,000 from financing activities for the nine months ended September 30, 2010 and 2009, respectively, as a result of option exercises and issuances of shares under the Company’s Employee Stock Purchase Plan.

Contractual Obligations

Information related to the Company’s contractual obligations can be found in the Consolidated Financial Statements of the Company’s annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010.  During the nine months ended September 30, 2010, there have been no changes outside the ordinary course of business in contractual obligations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2010, there were no material changes to the Company’s market risk policies or market risk sensitive instruments and positions as described in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s chief executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 1A.     Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to invest in our common stock.  If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed.  In that case the trading price of our common stock could decline and you could lose all or part of your investment.  The risks and uncertainties described below are not the only ones we may face.  We believe that this filing contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties described herein or that are unknown to us or that we currently deem immaterial, are based on management’s current expectations and are subject to facts that could cause results to differ materially from the forward-looking statements.

We have experienced net losses in four of our last five fiscal years, including the fiscal year ended December 31, 2009, and we may not be able to achieve consistent profitability in the future.

For four of the past five fiscal years, including for fiscal 2009, and for the most recent fiscal quarter, we have experienced net losses. For the year ended December 31, 2009 and the year ended December 31, 2008, we had a net loss of $362,000 and $4,011,000, respectively. Although we have significantly improved our operating results during fiscal 2009 and 2010, which included recording a positive net income in the third and fourth quarters of 2009 and the first and second quarters of 2010, we experienced a net loss in the third quarter of 2010.  In the future the Company may not be able to achieve consistent profitability on a quarter by quarter and year over year basis.

The Company must remain cash-flow positive.

We believe that our expected revenues and customer advances, together with our existing cash balance at September 30, 2010 and the availability under our working capital line should be sufficient to meet our working capital requirements for the next twelve months.  In the first quarter of 2009, we initiated an aggressive cost reduction program that included headcount reductions as well as the elimination of all non-essential discretionary spending such as travel, consulting and marketing programs. As a result of these initiatives and the cost reduction program, the Company was cash-flow positive for the year ended December 31, 2009. However, if we sustain a revenue shortfall that we cannot compensate with additional cost cuts or borrowings under our current existing Revolving Line of Credit are unavailable or withdrawn; it is possible that we could face unsustainable liquidity pressures.  This concern is accentuated by the fact that current credit markets, coupled with our history of losses, have made it possible that we would not be able to obtain alternative or additional financing. Under these circumstances, it is possible that we could default under our financing agreements, which default could force us to seek protection under the bankruptcy laws and cause our investors to sustain a loss of their investment in our shares.

Continued or Increased concerns about the financial markets, economic conditions, and corporate profits may exacerbate certain risks affecting our business.

We cannot predict the extent of the impact of the economic environment specific to our industry. Continued or increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products.  In the future, we may experience reduced demand for our products because of the uncertainties in the general economic environment in which our customers and we operate.  If our customers and suppliers are unable to obtain financing, or experience increased cost in their financing arrangements in this market, we could experience a decrease in, or deferrals of, or cancellations of, the sale of our products.  Although there have been signs of an improving economy, if global economic and market conditions, or economic conditions in the United States, remain uncertain, deteriorate or enter into a period with no or flat growth, we may experience a material adverse effect on our business, operating results and financial condition.  Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  If such conditions persist, our business, financial condition and results of operations could suffer.

The occurrence of an event of default under our financing arrangements could result in substantial losses to our stockholders.

Both our Revolving Line of Credit and our Convertible Debenture contain events of defaults, which are more fully described in our Form 8-Ks filed with the Securities and Exchange Commission on October 26, 2009 with respect to the Revolving Line of Credit and November 20, 2008 with respect to the Convertible Debenture.  In addition, the Revolving Line of Credit and Convertible Debenture contain cross default provisions, which provides that an event of default under our Revolving Line of Credit or Convertible Debenture may also trigger an event of default under the other financing agreement.  If we were to experience an event of default under our Revolving Line of Credit or our Convertible Debenture, that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to Webster Bank, our lender, and GSP, the holder of the Convertible Debenture, the parties may accelerate the obligations under these financing arrangements and they may exercise their remedies against the secured collateral, which is substantially all of our assets.  If an event of default occurs, there can be no assurance that we would be able to repay the obligations under these financing arrangements or be able to raise additional funds to make such payments.  Failure to repay these financing arrangements could force us to reorganize our debts, possibly in bankruptcy, in which event our common stock could likely become worthless.

Our ownership structure includes several investors who own large blocks of common stock or convertible securities whose interests and rights in our Company may differ in important respects from those of our other common stock investors.

Several investors in the Company own large concentrations of our common stock or securities convertible into our common stock, making our shares more illiquid than if our ownership structure were more widely distributed. The concentration in the ownership of our common stock and the rights of the holder of our Convertible Debenture and Warrant impact the trading liquidity of our common shares, our corporate governance, and the relative economic stake that our common stock and Convertible Debenture and Warrant have in the enterprise value of our business. Although a more active trading market may develop in the future, the limited market liquidity for our common stock may affect your ability to sell at a price that is satisfactory to you.  Additionally, if the holder of our Convertible Debenture and Warrant were to convert and/or sell such shares or a large stockholder were to sell their shares our stock price may be adversely affected.

We face intense competition in many of our markets.

Our Microfluidizer product line of high-shear fluid processors has direct competition in its major markets, including its most important markets in the pharmaceutical, biotechnology and coatings/chemical industries. The intensity of the competition that we confront requires that we continuously invest in research and development in order to keep our product line competitive. Despite such expenditures, however, there can be no assurance that we will be able to meet the enhancement challenges posed by our competitors, or that we will be able to create or exploit the kinds of innovations, such as our MRT technology, needed to drive future sales.

In addition, we face, and will continue to face, competition from other companies who manufacture and sell fluid processing systems used in particle size reduction, mixing, milling, dispersing, homogenizing, cell disruption and liposomal encapsulation applications. We expect greater competition in the fluid processing systems field as technical advances are made and become more widely known, and such increased competition may have a material adverse effect upon our business.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of the senior management team, including the Chief Executive Officer, Michael Ferrara, Peter Byczko, Vice President of Finance and the Chief Accounting Officer, William Conroy, the Senior Vice President of Operations and Engineering, Thomai Panagiotou, Chief Technology Officer, William Kober, Vice President of Sales—The Americas and Western Asia, Xavier Leroy, Vice President of Sales—EMEA and South East Asia or any of the managerial, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives.

Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel.  Competition for qualified personnel is intense in the marketplace we operate in, particularly in the areas of general management, finance, information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

We may be unsuccessful in launching new products or expanding product offerings.

We announced the launch of our new LV1 Microfluidizer High Shear Fluid Processor on March 17, 2010. We also announced that we intend to develop a series of service offerings to address what we believe is a long-term growth opportunity within our customer base. Although we believe the new product and service offerings will present long-term opportunities for the Company, we may be unsuccessful in identifying and pursuing such opportunities. We may be unsuccessful in introducing the new product and service offerings, expanding current product offerings and commercializing new technologies. In addition, there may be a lack of demand in the present or in the future for the products that we introduce.

Our future growth is dependent upon the development of new products, which require significant research and development, and customer testing, all of which are very expensive and time consuming.

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next generation and novel technology offerings. The research, development, testing and commercialization of our MRT Processor and other novel technologies are expensive and time consuming. We are in the early stages of commercialization of our MRT Processor, with certain potential customers testing beta products and receiving consulting services. We may experience significant delays in the testing process. Additionally, there are no assurances that our MRT Processor or any of our other next generation or novel technology offerings will gain market acceptance. The failure to gain or a prolonged delay in market acceptance or an extended testing period for our next generation products may have a material adverse effect on our results of operations and financial conditions.

We are dependent on a relatively small number of customers for a significant portion of our net sales.

A significant portion of our net sales is derived from a relatively small number of customers.  Although no customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2010, four customers accounted for 25% of our revenues.  For the three months ended September 30, 2009, sales to two customers represented 42% of our revenues. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations.

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

Mergers and acquisitions are prevalent in the pharmaceutical and biotechnology industries as there has been a recent trend toward increased consolidation in these industries, including the recent acquisition of the parent company of GSP, the holder of the Convertible Debenture.  If one or more of our major customers is acquired, there is no guarantee that the acquirer will continue to purchase our products or continue to develop the drugs that use our products.  If one or more of our customers is acquired our business could be harmed.

In addition, we are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition and purchasing patterns of various governments and government agencies.  Many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of products from grants by governments or government agencies.  There exists the risk of potential decrease in the level of governmental spending allocated to scientific and medical research, which could substantially reduce or even eliminate these grants.   If government funding necessary to purchase our products were to decrease, our business and results of operations could be materially adversely affected. Spending patterns may also be affected by federal regulation, including the recent health care bills, which may affect research budgets.

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

Our Microfluidizer processor equipment method patent expired on March 13, 2007 and our device patent expired on August 6, 2002.  In addition, we have neither sought patent protection for our Microfluidizer processor or our interaction chamber nor trademark protection of our Microfluidizer trade name in any country other than the United States.  As such, our proprietary rights for key aspects of our Microfluidizer processor equipment are not subject to the protection of patent law or trademark laws of foreign countries where our equipment is sold.  Although we have made many alterations, improvements and advances to our Microfluidizer processor equipment over the years and continue to make such advancements with such modifications and innovations having been and being treated by us as trade secrets, the lack of our patent protections will expose us to potential competition that would likely have a material adverse effect on us.

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

We are pursuing patent protection in the United States and select foreign jurisdictions with respect to proprietary aspects of our MRT Processor. We filed a U.S Patent application for this technology in March 2008 and a Patent Cooperation Treaty (PCT) in March 2009 and in April 2010, the Company applied for a Japanese patent on MRT entitled “Apparatus and Methods for Nanoparticle Generation and Process Intensification of Transport and Reaction Systems”. We are awaiting responses to these filings.

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

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the NYSE Amex, New York Stock Exchanges or The NASDAQ Stock Market). In general, over the past two years, on average, approximately 8,300 shares of our common stock have traded on a daily basis. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you. The market price of our common stock may have increased volatile and could decline in the future in response to various factors including:

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

For the three months ending September 30, 2010 and 2009, shipments outside of North America accounted for approximately 32.4% and 28.1%, respectively, of our net revenues in those periods.  In particular, approximately 2.5% and 2.7% of our net revenues in the three months ended September 30, 2010 and 2009, respectively, resulted from sales to Japan and approximately 4.3% and 2.7% of our net revenues in the three months ended September 30, 2010 and 2009, respectively resulted from sales to Korea.  Approximately 21.0% and 21.4% of our net revenues resulted from sales to Europe in the three months ended September 30, 2010 and 2009, respectively.  We expect that shipments outside of North America will continue to account for a significant portion of our total net revenues.

We attempt to reduce some of our risk related to sales and shipments outside of the United States by requiring that our contracts generally be paid in United States dollars.  Nevertheless, a downturn in the economies of Japan, China or Europe might reduce investment in new technology or products while a weakening of foreign currency against the United States dollar would make our products more expensive, each of which could have a substantial impact on our operating results. Additionally, the Company has had and continues to have exposure to fluctuations in foreign currency exchange rates as it maintains a cash balance in a German bank and has certain sales contracts in local currency.

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

We may have unanticipated foreign tax liabilities that could adversely impact our results of operations and financial condition.

We are subject to taxes in various foreign jurisdictions.  The determination of our foreign taxes and tax accruals involves significant estimates and various judgments, based on historical experience and management’s knowledge of current events and actions.  Although we believe our tax estimates are reasonable, the final determination of any foreign tax audits and any related litigation is subject to uncertainty and could ultimately be materially different than that which is currently reflected in our tax expense and accruals. There can be no assurance that the outcomes from any examinations by foreign tax authorities will not have an adverse effect on our overall income taxes and tax liability.  In addition, changes in tax laws, regulations, or rules may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of an audit by a foreign tax authority.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404 (“Section 404”); and continued implementation and maintenance of internal controls necessary for continued compliance with Section 404 may result in our incurring of additional costs.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We were also required to furnish a report by our management on our internal controls over financial reporting beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  While we have completed our self-assessment as to the effectiveness of internal control over financial reporting for the year ended December 31, 2009, which did not identify material weaknesses in our internal control systems, there can be no assurance that future material weaknesses in our internal control systems will not be identified as a result of changing financial or operating conditions. If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting. As a smaller reporting company, we are not required to subject our internal controls to audit by our independent registered public accounting firm.  If we were to become subject to an audit, there can be no assurance that such an audit of our internal controls would not result in the identification of a material weakness. In the event that it is determined that our internal control over financial reporting is not effective, as defined under Section 404, investor confidence in us may be adversely affected and could cause a decline in the market price of our stock.

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

Management judgment and estimates are necessarily required in the application of our Critical Accounting Policies.  If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.  The Company’s critical accounting policies that are impacted by management’s judgments, assumptions and estimates are set forth in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 29, 2010.   Since December 31, 2009, there have been no material changes in the Company’s critical accounting policies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibits

10.1*

Employee Agreement by and between Microfluidics International Corporation and Peter F. Byczko dated September 1, 2010 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 8, 2010)

10.2*

Employee Agreement by and between Microfluidics International Corporation and William J. Conroy dated September 3, 2010 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 8, 2010)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement

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

Dated:  November 15, 2010